Form 10-Q
period 1995-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 1995-04-19
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended MARCH 31, 1995

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
             (Exact name of registrant as specified in its charter)

            Minnesota                                        41-0788355
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

W-1290 First National Bank Building
           332 Minnesota Street
           Saint Paul, Minnesota                             55101-1361

 (Address of principal executive office)                     (Zip Code)

                                 (612) 224-2385
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares of beneficial interest outstanding on March 31, 1995: 1,500,000


                         PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                             March 31              December 31
                                                               1995                   1994
                                                           (Unaudited)              (Note)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                             $   255,855            $   111,862
     United States Treasury and other government securities
          (including accrued interest thereon)               3,545,036              3,001,889
     Royalties receivable                                    1,670,526              1,952,622
     Prepaid expenses                                           47,047                 15,662

                TOTAL CURRENT ASSETS                         5,518,464              5,082,035

NONCURRENT ASSETS
     United States Treasury Notes                            4,686,433              5,315,635
     Prepaid pension expense                                   246,638                244,652
                                                             4,933,071              5,560,287

PROPERTIES
     Mineral lands                                          37,249,874             37,067,036
     Less allowances for depletion and
          amortization                                      32,495,656             32,469,652
                                                             4,754,218              4,597,384
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (3/31/95 - $130,484; 12/31/94 - $134,653)             71,833                 65,016
                                                             4,826,051              4,662,400
                                                           $15,277,586            $15,304,722
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                 $   110,749            $    96,102
     Distributions                                           1,815,000              1,815,000

                TOTAL CURRENT LIABILITIES                    1,925,749              1,911,102

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest             13,351,837             13,393,620
                                                           $15,277,586            $15,304,722

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.





                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                 Three Months Ended
                                                      March 31
                                                1995            1994
Income:
     Royalties                               $1,935,460      $1,306,801
     Interest and other income                  131,483         122,675
                                              2,066,943       1,429,476
Costs and expenses                              383,726         365,542

     NET INCOME                              $1,683,217      $1,063,934

     Average shares outstanding               1,500,000       1,500,000

     NET INCOME PER SHARE                    $     1.12      $     0.71

     Distributions declared per share        $     1.15(1)   $     0.80(3)
     Distributions paid per share            $     1.15(2)   $     0.75(4)

        (1)      $1.15 declared     3/17/95
                         payable    4/28/95

        (2)      $1.15 declared    12/16/94
                         paid       1/31/95

        (3)      $  .80 declared    3/15/94
                         paid       4/29/94

        (4)      $  .75 declared   12/17/93
                         paid       1/31/94

        See notes to condensed financial statements.





                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Three Months Ended
                                                                             March 31
                                                                       1995             1994
   Cash flows from operating activities:
        Cash received from royalties and rents                  $    2,057,979   $    1,767,065
        Cash paid to suppliers and employees                          -373,259         -363,728
        Interest received                                              144,277           50,032
             NET CASH PROVIDED BY OPERATING ACTIVITIES               1,828,997        1,453,369

   Cash flows from investing activities:
        U.S. government securities purchased                          -350,000       -1,439,709
        U.S. government securities matured                             400,000        1,250,000
        Net expenditures for equipment                                 -10,004                0
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        39,996         -189,709

   Cash flows from financing activities:
        Distributions paid                                          -1,725,000       -1,125,000
             NET CASH USED IN FINANCING ACTIVITIES                  -1,725,000       -1,125,000

   Net increase in cash and cash equivalents                           143,993          138,660

   Cash and cash equivalents at beginning of year                      111,862          192,007

   CASH AND CASH EQUIVALENTS AT MARCH 31                        $      255,855   $      330,667

   See notes to condensed financial statements.



                       GREAT NORTHERN IRON ORE PROPERTIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

         Period of Three Months ended March 31, 1995 and March 31, 1994

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties' (the "Trust") Annual Report on Form 10-K for the year ended December 31, 1994.

Note B - BENEFICIARIES' EQUITY

Pursuant to the court order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to court order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 1995:

                                  March 31,
                                    1995

Attorneys' fees and expenses   $ 1,024,834
Cost  of  surface  lands         4,376,132
Shipment  credits  (cumulative)   -338,669
Asset  disposition  credits        -18,500

Principal  Charges  account     $5,043,797


Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        Periods of Three Months ended March 31, 1995 and March 31, 1994

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees' election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989, the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

Results of Operations:

Royalty income increased $628,659 during the first three months of 1995 compared to the first three months of 1994 due mainly to increased taconite production from Trust lands.

Interest and other income increased $8,808 for the first quarter of 1995 compared to the first quarter of 1994 due primarily to an improved return on investments.

Costs and expenses increased $18,184 during the first three months of 1995 compared to the first three months of 1994 due mostly to increased shareholder relations expenditures.

At their meeting held on March 17, 1995, the Trustees declared a distribution of $1.15 per share, amounting to $1,725,000 payable April 28, 1995 to certificate holders of record at the close of business on March 31, 1995. At their meeting held on March 15, 1994, the Trustees declared a distribution of $.80 per share, amounting to $1,200,000 paid on April 29, 1994 to certificate holders of record at the close of business on March 31, 1994. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 1995 to certificate holders of record on June 30, 1995.

A mining agreement dated January 1, 1959 with United States Steel Corporation provides that one-half of annual earned royalty income, after satisfaction of minimum royalty payments, shall be applied to reimburse the lessee for its cost of acquisition of surface lands overlying the leased mineral deposits, which surface lands are then conveyed to the Trustees. There are surface lands yet to be purchased, the costs of which are unknown and will not be known until the actual purchases are made.

Liquidity:

In the interest of preservation of principal of Court-approved reserves and guided by the restrictive provisions of Section 646 of the Tax Reform Act of 1986, as amended, monies are invested primarily in U.S. government securities with maturity dates not to exceed three years and, along with cash flows from operations, are deemed adequate to meet currently foreseeable liquidity needs.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 5.  Other Information

         In a press release dated April 7, 1995, the Trustees of Great Northern Iron Ore Properties informed the public of the death of Louis W. Hill, Jr. on April 6, 1995. By the terms of the Great Northern Iron Ore Properties' Trust Agreement created December 7, 1906, the Trust shall continue for twenty (20) years after the death of the last surviving of eighteen named in the Trust Agreement. Louis W. Hill, Jr. was the last survivor of the eighteen named in the Trust Agreement. According to the terms of the Trust, the Trust now terminates twenty (20) years from April 6, 1995. At that time (April 6, 2015), all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner (Burlington Northern, Inc. -- Meridian Minerals Company).

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - (27) Financial Data Schedule (only filed electronically via EDGAR)

         (b)  Reports on Form 8-K - None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GREAT NORTHERN IRON ORE PROPERTIES
                                                     (Registrant)

Date: April 17, 1995                By______ /s/ Harry L. Holtz ________________
                                                 Harry L. Holtz
                                                 President of the Trustees
                                                 Chief Executive Officer


Date: April 17, 1995                By______ /s/ Thomas A. Janochoski __________
                                                 Thomas A. Janochoski
                                                 Vice President and Secretary
                                                 Chief Financial Officer