Form 10-Q
period 1995-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 1995-07-18
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended JUNE 30, 1995

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

Number of shares of beneficial interest outstanding on June 30, 1995:  1,500,000

                         PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                                June 30     December 31
                                                                  1995          1994
                                                              (Unaudited)      (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                $   184,718   $   111,862
     United States Treasury and other government securities
          (including accrued interest thereon)                  4,513,003     3,001,889
     Royalties receivable                                       1,995,599     1,952,622
     Prepaid expenses                                              34,178        15,662
           TOTAL CURRENT ASSETS                                 6,727,498     5,082,035

NONCURRENT ASSETS
     United States Treasury Notes                               3,559,950     5,315,635
     Prepaid pension expense                                      248,624       244,652
                                                                3,808,574     5,560,287

PROPERTIES
     Mineral lands                                             37,397,036    37,067,036
     Less allowances for depletion and
          amortization                                         32,526,211    32,469,652
                                                                4,870,825     4,597,384
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (6/30/95 - $120,130; 12/31/94 - $134,653)                89,380        65,016
                                                                4,960,205     4,662,400
                                                              $15,496,277   $15,304,722
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                    $    64,051   $    96,102
     Distributions                                              1,815,000     1,815,000

           TOTAL CURRENT LIABILITIES                            1,879,051     1,911,102

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest                13,617,226    13,393,620
                                                              $15,496,277   $15,304,722

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.







                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                           Three Months Ended            Six Months Ended
                                                June 30                         June 30
                                          1995            1994            1995            1994
Income:
     Royalties                          $2,263,797       $2,047,839       $4,199,257       $3,354,640
     Interest and other income             111,435          101,662          242,918          224,337
                                         2,375,232        2,149,501        4,442,175        3,578,977
Costs and expenses                         384,843          332,198          768,569          697,740

     NET INCOME                         $1,990,389       $1,817,303       $3,673,606       $2,881,237

     Average shares outstanding          1,500,000        1,500,000        1,500,000        1,500,000

     NET INCOME PER SHARE               $     1.33       $     1.21       $     2.45       $     1.92

     Distributions declared per share   $     1.15(1)    $     0.90(2)    $     2.30(3)    $     1.70(4)
     Distributions paid per share       $     1.15(5)    $     0.80(6)    $     2.30(7)    $     1.55(8)

        (1)  $1.15 declared   6/7/95
                   payable   7/31/95

        (2)  $0.90 declared  6/16/94
                   paid      7/29/94

        (3)  $1.15 declared  3/17/95   plus          $1.15 declared   6/7/95
                   paid      4/28/95                       payable   7/31/95

        (4)  $0.80 declared  3/15/94   plus          $0.90 declared   6/16/94
                   paid      4/29/94                       paid       7/29/94

        (5)  $1.15 declared  3/17/95
                   paid      4/28/95

        (6)  $0.80 declared  3/15/94
                   paid      4/29/94

        (7)  $1.15 declared 12/16/94   plus          $1.15 declared   3/17/95
                   paid      1/31/95                       paid       4/28/95

        (8)  $0.75 declared 12/17/93   plus          $0.80 declared   3/15/94
                   paid      1/31/94                       paid       4/29/94

        See notes to condensed financial statements.





                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Six Months Ended
                                                                          June 30
                                                                   1995            1994
Cash flows from operating activities:
     Cash received from royalties and rents                     $3,850,198      $3,036,284
     Cash paid to suppliers and employees                         -760,117        -714,432
     Interest received                                             263,571         199,066
          NET CASH PROVIDED BY OPERATING ACTIVITIES              3,353,652       2,520,918

Cash flows from investing activities:
     U.S. government securities purchased                       -1,200,000      -4,850,881
     U.S. government securities matured                          1,400,000       4,695,313
     Net expenditures for equipment                                -30,796          -8,948
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      169,204        -164,516

Cash flows from financing activities:
     Distributions paid                                         -3,450,000      -2,332,000
          NET CASH USED IN FINANCING ACTIVITIES                 -3,450,000      -2,332,000

Net increase in cash and cash equivalents                           72,856          24,402

Cash and cash equivalents at beginning of year                     111,862         192,007

CASH AND CASH EQUIVALENTS AT JUNE 30                            $  184,718      $  216,409


See notes to condensed financial statements.




                       GREAT NORTHERN IRON ORE PROPERTIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

     Periods of Three and Six Months ended June 30, 1995 and June 30, 1994

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the court order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to court order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 1995:

                                               June 30,
                                                1995

Attorneys' fees and expenses ............   $ 1,024,834
Cost  of  surface  lands ................     4,523,294
Shipment  credits  (cumulative) .........      -354,536
Asset  disposition  credits .............       -18,500

Principal  Charges  account .............    $5,175,092


Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Periods of Three and Six Months ended June 30, 1995 and June 30, 1994

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

Results of Operations:

Royalty income increased $844,617 and $215,958 during the first six months and second quarter of 1995, respectively, as compared to the same periods in 1994. These increases are mainly due to increased taconite production, offset in part by increased absorption of advance royalties and an overall lower average royalty rate.

Interest and other income increased $18,581 and $9,773 during the first six months and second quarter of 1995, respectively, as compared to the same periods in 1994. These increases are mainly due to improved yields on our investments.

Costs and expenses increased $70,829 and $52,645 during the first six months and second quarter of 1995, respectively, as compared to the same periods in 1994. These increases are mainly due to greater pension, land maintenance and shareholder relations expenditures.

At their meeting held on June 7, 1995, the Trustees declared a second quarter distribution of $1.15 per share, amounting to $1,725,000 payable July 31, 1995 to certificate holders of record at the close of business on June 30, 1995. The Trustees have now declared two quarterly distributions in 1995. The first, in the amount of $1.15 per share, was paid on April 28, 1995 to certificate holders of record on March 31, 1995; and the second, that being the current distribution. The first and second quarter 1994 distributions were $.80 and $.90 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 1995 to certificate holders of record on September 29, 1995.

A mining agreement dated January 1, 1959 with United States Steel Corporation provides that one-half of annual earned royalty income, after satisfaction of minimum royalty payments, shall be applied to reimburse the lessee for its cost of acquisition of surface lands overlying the leased mineral deposits, which surface lands are then conveyed to the Trustees. There are surface lands yet to be purchased, the costs of which are yet unknown and will not be known until the actual purchases are made.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

At a hearing held on April 24, 1995, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 1994 were approved.

Item 5.  Other Information

In a press release dated April 7, 1995, the Trustees of Great Northern Iron Ore Properties informed the public of the death of Louis W. Hill, Jr. on April 6, 1995. By the terms of the Great Northern Iron Ore Properties' Trust Agreement created December 7, 1906, the Trust shall continue for twenty (20) years after the death of the last surviving of eighteen named in the Trust Agreement. Louis
W. Hill, Jr. was the last survivor of the eighteen named in the Trust Agreement. According to the terms of the Trust, the Trust now terminates twenty (20) years from April 6, 1995. At that time, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner (Burlington Northern, Inc. -- Meridian Minerals Company).

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

                                        GREAT NORTHERN IRON ORE PROPERTIES
                                                  (Registrant)


Date: July 18, 1995                 By_______/s/ Harry L. Holtz________________
                                                 Harry L. Holtz
                                                 President of the Trustees
                                                 Chief Executive Officer


Date: July 18, 1995                 By_______/s/ Thomas A. Janochoski__________
                                                 Thomas A. Janochoski
                                                 Vice President and Secretary
                                                 Chief Financial Officer