Form 10-Q
period 1995-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 1995-10-18
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended SEPTEMBER 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

   Number of shares of beneficial interest outstanding on September 30, 1995:
                                   1,500,000


                         PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                     September 30    December 31
                                                         1995           1994
                                                      (Unaudited)      (Note)

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                        $   212,768   $   111,862
     United States Treasury and other
          government securities
          (including accrued interest thereon)          4,315,471     3,001,889
     Royalties receivable                               2,647,163     1,952,622
     Prepaid expenses                                      19,545        15,662

                TOTAL CURRENT ASSETS                    7,194,947     5,082,035

NONCURRENT ASSETS
     United States Treasury Notes                       3,758,230     5,315,635
     Prepaid pension expense                              250,610       244,652
                                                        4,008,840     5,560,287

PROPERTIES
     Mineral lands                                     37,460,536    37,067,036
     Less allowances for depletion and
          amortization                                 32,556,766    32,469,652
                                                        4,903,770     4,597,384
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (9/30/95 - $124,543; 12/31/94 - $134,653)        87,487        65,016
                                                        4,991,257     4,662,400
                                                      $16,195,044   $15,304,722
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses            $    90,431   $    96,102
     Distributions                                      2,030,000     1,815,000

                TOTAL CURRENT LIABILITIES               2,120,431     1,911,102

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest        14,074,613    13,393,620
                                                      $16,195,044   $15,304,722

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.



                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                               Three Months Ended                       Nine Months Ended
                                                   September 30                            September 30
                                             1995                1994                1995                1994
Income:
     Royalties                            $ 2,647,153       $   1,800,919       $   6,846,410       $   5,155,559
     Interest and other income                122,151             112,801             365,069             337,138
                                            2,769,304           1,913,720           7,211,479           5,492,697
Costs and expenses                            361,917             322,048           1,130,486           1,019,788

     NET INCOME                           $ 2,407,387       $   1,591,672       $   6,080,993       $   4,472,909

     Average shares outstanding             1,500,000           1,500,000           1,500,000           1,500,000

     NET INCOME PER SHARE                 $      1.60       $        1.06       $        4.05       $        2.98

     Distributions declared per share     $      1.30 (1)   $        1.15 (2)   $        3.60 (3)   $        2.85 (4)
     Distributions paid per share         $      1.15 (5)   $        0.90 (6)   $        3.45 (7)   $        2.45 (8)

(1)       $1.30 declared  9/15/95
                payable  10/31/95

(2)       $1.15 declared  9/16/94
                paid     10/31/94

(3)       $1.15 declared  3/17/95   plus       $1.15 declared    6/7/95     plus       $1.30 declared   9/15/95
                paid      4/28/95                    paid       7/31/95                      payable   10/31/95

(4)       $0.80 declared  3/15/94   plus       $0.90 declared   6/16/94     plus       $1.15 declared   9/16/94
                paid      4/29/94                    paid       7/29/94                      paid      10/31/94

(5)       $1.15 declared   6/7/95
                paid      7/31/95

(6)       $0.90 declared  6/16/94
                paid      7/29/94

(7)       $1.15 declared 12/16/94   plus       $1.15 declared   3/17/95     plus       $1.15 declared    6/7/95
                paid      1/31/95                    paid       4/28/95                      paid       7/31/95

(8)       $0.75 declared 12/17/93   plus       $0.80 declared   3/15/94     plus       $0.90 declared   6/16/94
                paid      1/31/94                    paid       4/29/94                      paid       7/29/94

See notes to condensed financial statements.


                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Nine Months Ended
                                                        September 30
                                                     1995         1994
Cash flows from operating activities:
   Cash received from royalties and rents         $5,789,828   $5,118,132
   Cash paid to suppliers and employees           -1,048,039     -976,987
   Interest received                                 327,433      286,410
      NET CASH PROVIDED BY OPERATING ACTIVITIES    5,069,222    4,427,555

Cash flows from investing activities:
    U.S. government securities purchased          -2,100,000   -5,293,604
    U.S. government securities matured             2,350,000    4,695,313
    Net expenditures for building and equipment      -33,316      -35,950
      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                         216,684     -634,241

Cash flows from financing activities:
    Distributions paid                            -5,185,000   -3,682,000
      NET CASH USED IN FINANCING ACTIVITIES       -5,185,000   -3,682,000

Net increase in cash and cash equivalents            100,906      111,314

Cash and cash equivalents at beginning of year       111,862      192,007

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30         $  212,768   $  303,321


See notes to condensed financial statements.




                       GREAT NORTHERN IRON ORE PROPERTIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Periods of Three and Nine Months ended September 30, 1995 and September 30, 1994

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the court order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to court order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 1995:

                                                                  September 30,
                                                                      1995

Attorneys' fees and expenses ..........................            $1,024,834
Cost of surface lands .................................             4,586,794
Shipment credits (cumulative) ..........................             -366,347
Asset disposition credits ..............................              -18,500

Principal Charges account ..............................           $5,226,781


Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Periods of Three and Nine Months ended September 30, 1995 and September 30, 1994

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

Results of Operations:
Royalty income increased $1,690,851 and $846,234 during the first nine months and third quarter of 1995, respectively, compared to the same periods in 1994. These increases are mainly due to increased taconite production offset in part by an overall lower average royalty rate.

Interest and other income increased $27,931 and $9,350 during the first nine months and third quarter of 1995, respectively, as compared to the same periods in 1994. These increases are due mainly to improved yields on our investments.

Costs and expenses increased $110,698 and $39,869 during the first nine months and third quarter of 1995, respectively, as compared to the same periods in 1994. These increases are mainly due to greater pension, land maintenance and shareholder relations expenditures.

At their meeting held on September 15, 1995, the Trustees declared a third quarter distribution of $1.30 per share, amounting to $1,950,000 payable October 31, 1995 to certificate holders of record at the close of business on September 29, 1995. The Trustees have now declared three quarterly distributions in 1995. The first, in the amount of $1.15 per share, was paid on April 28, 1995 to certificate holders of record on March 31, 1995; the second, in the amount of $1.15 per share, was paid on July 31, 1995 to certificate holders of record on June 30, 1995; and the third, that being the current distribution. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 1996 to certificate holders of record on December 29, 1995.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 5.  Other Information

Louis W. Hill, Jr., the last measuring life of the duration of the Trust, died on April 6, 1995. By the terms of the Great Northern Iron Ore Properties' Trust Agreement created December 7, 1906, the Trust shall continue for twenty (20) years after the death of the last surviving of eighteen named in the Trust Agreement. Louis W. Hill, Jr. was the last survivor of the eighteen named in the Trust Agreement. According to the terms of the Trust, the Trust now terminates twenty (20) years from April 6, 1995. At that time, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner.

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

                                    GREAT NORTHERN IRON ORE PROPERTIES
                                                 (Registrant)


Date October 17, 1995                    By  /s/ Harry L. Holtz
                                                 Harry L. Holtz
                                                 President of the Trustees
                                                 Chief Executive Officer


Date October 17, 1995                    By  /s/ Thomas A. Janochoski
                                                 Thomas A. Janochoski
                                                 Vice President and Secretary
                                                 Chief Financial Officer