Form 10-K405
period 1995-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 1996-03-08
CIK 43410

ANNUAL REPORT ON FORM 10-K

                       GREAT NORTHERN IRON ORE PROPERTIES

                                DECEMBER 31, 1995


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission File Number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
             (Exact name of registrant as specified in its charter)

         Minnesota                                            41-0788355
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                       W-1290 First National Bank Building
                              332 Minnesota Street
                        Saint Paul, Minnesota 55101-1361
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code            612 / 224-2385

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on Which
          Title of Each Class                             Registered

Trustees' Certificates of Beneficial Interest       New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act--None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1996 - None

The number of shares of beneficial interest outstanding as of the close of the period covered by this report:

            Trustees' Certificates of Beneficial Interest--1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to certificate holders for the year ended December 31, 1995 are incorporated by reference into Part II.



PART I

Item 1.  BUSINESS

         The Registrant ("Trust") owns in fee, mineral and non-mineral lands on the Mesabi Iron Range of Minnesota. Income is derived through royalties on iron ore minerals (principally taconite) taken from these properties by lessees. The Registrant is presently involved solely with the leasing and care of these properties. There have been no significant changes in these functions since the beginning of the fiscal year.

         The raw materials essential to the business of the Registrant are the minerals contained in properties owned and leased by the Registrant. Since the Registrant leases its properties to mining interests which control the amount of ore production, the Registrant itself has no control over the tonnage mined from its properties but is solely involved with administering the leases on the properties. Since operating companies insist on freedom to move from property to property as mining requirements dictate, such changes in production cannot be reduced to financial forecasts.

         Registrant owns mineral interests in 12,033 acres on the Mesabi Iron Formation, including approximately 7,443 acres which are wholly-owned, 1,080 acres in which Registrant is a tenant in common with a 91% interest, 3,350 acres in tenancy in common with a 50% interest and 160 acres in tenancy in common with other fractional interests. Of said total, 7,112 acres are under lease and 4,921 acres are unleased.

         Registrant cannot estimate at this time any tonnages for non-magnetic taconite because of lack of drilling, testing and of any established commercial treatment method for Mesabi Iron Range non-magnetic taconite. To give a better perspective on magnetic taconite, Registrant's engineers estimate that the magnetic taconite under lease as of January 1, 1996 was equivalent, with respect to the Registrant's share, to 401,000,000 tons of pellets.

         Present leases provide for minimum payments aggregating approximately $1,676,000 for the year 1996 even if no taconite is mined. Practically all of this amount is attributable to long-term taconite leases.

         None of the Registrant's leases provide for any right of renewal by the lessees upon expiration, even though unmined minerals might remain. Any extension of any such terminating lease would have to be negotiated in the same manner as unleased properties.

         All leases granted by the Registrant in the past forty years, except some covering remnants of natural ore, have provisions for escalation of royalty rates. Most of the taconite royalty rates are escalated on the basis of the price of pellets, the iron content, the Producers Price Index (PPI) (All Commodities), the PPI (Iron and Steel subgroup), or certain combinations of the above.

         Firm data on competitive conditions in the iron ore industry are not available. Iron ore is also available from a number of other sources. The Registrant's non-taconite shipments have ceased as a source of income because the ore deposits have, for practical purposes, been exhausted. The mining of taconite by lessees is the most important part of the Registrant's business. Future development depends, to a large part, on the demand for taconite from the Registrant's properties by mining companies.

         The Registrant's royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, advance royalties collected and liquidation of advanced royalties collected. Following is a summary of shipments by lessees during 1995, 1994 and 1993:

                                                                FULL TONS SHIPPED
                                            -----------------------------------------------------
                                                       1995              1994             1993
                                            -----------------------------------------------------
         Hibbing Taconite Company                   3,381,057        2,953,027         2,044,280
         United States Steel Corporation
            (USX)                                   1,637,165        1,118,136         1,511,157
         National Steel Corporation                   979,125          115,581           584,823
         LTV Steel Mining Company                           -           22,807                -
                                            -----------------------------------------------------
                                                    5,997,347        4,209,551         4,140,260
                                            =====================================================


         At December 31, 1995, the Registrant employed 12 persons. The Registrant has been engaged in only one line of business, namely the leasing and maintenance of its mineral properties. The business of the Registrant is not seasonal, but income depends upon production by mining companies which lease its properties. The Registrant has no operations in foreign countries and has no customers or lessees in foreign countries.

         As previously reported, Section 646 of the Tax Reform Act of 1986, as amended, provided a special elective provision under which the Trust was allowed to convert from taxation as a corporation to that of a grantor trust. Pursuant to an order of the Ramsey County District Court, the Trustees filed the Section 646 election with the Internal Revenue Service on December 30, 1988. On January 1, 1989, the Trust became exempt from federal and Minnesota corporate income taxes. For years 1989 and thereafter, certificate holders are taxed on their allocable share of the Trust's income whether or not the income is distributed. For certificate holder tax purposes, the Trust's income is determined on an annual basis, one-fourth then being allocated to each quarterly record date.

         The Trustees provided annual tax information in January 1996 to certificate holders of record with holdings on any of the four quarterly record dates during 1995. This information included a:

         Substitute Form 1099-MISC - This form reported one's 1995 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

         Trust Supplemental Statement - This statement reported the number of units (shares) held on any of the four quarterly record dates in 1995.

         Tax Return Guide - This guide instructed the certificate holder as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

         The following is a listing of the Registrant's current leases:

                                                                                                                      LESSEE
                               NUMBER OF LEASED    GNIOP                                                           TERMINATION
                 LEASE              ACRES         INTEREST   COUNTY LOCATION                  TERM                  PROVISION
           ---------------------------------------------------------------------------------------------------------------------
           Bennett Annex               237         100%      St. Louis                1/1/1965 to 12/31/2039         1 year
           Campbell Group            1,597         100       St. Louis                7/1/1959 to 12/31/2010         1 year
           Enterprise                  776         100       St. Louis and Itasca     1/1/1961 to 12/31/2010         6 months
           Hanna Taconite #1            40         100       Itasca                   4/1/1962 to 12/31/2010         6 months
           Gray Annex                   40          50       St. Louis                1/1/1974 to 1/1/2049           1 year

           Ontario                   1,397          50       St. Louis and Itasca     7/1/1978 to 12/31/2016         1 year
           Ontario                     360         100       St. Louis and Itasca     7/1/1978 to 12/31/2016         1 year
           Ontario #3                   80          25       St. Louis                1/2/1993 to 12/31/2016         1 year
           Mahoning                    980         100       St. Louis and Itasca     1/1/1979 to 12/31/2026         1 year
           Russell Annex               120          50       Itasca                   1/1/1966 to 12/31/2040         1 year

           South Stevenson             180         100       St. Louis                4/1/1966 to 4/1/2041           1 year
           Minntac                   1,725         100       St. Louis                1/1/1959 to 12/31/2057         6 months
           Wentworth                   160         100       St. Louis                7/1/1965 to 6/30/2040          1 year
           Atkins                      160          91       St. Louis                8/1/1984 to 7/31/2009          6 months



Item 2.  PROPERTIES

         The Registrant owns in fee, mineral and non-mineral lands on the Mesabi Iron Range of Minnesota, most of which are leased to mining companies who extract taconite. Taconite deposits are substantial.

Item 3.  LEGAL PROCEEDINGS

         In proceedings commenced in 1972, the Minnesota Supreme Court determined that while by the terms of the Trust, the Trustees are given discretionary powers to convert Trust assets to cash and to distribute the proceeds to certificate holders, they are limited in their exercise of those powers by the legal duty imposed by well established law of trusts to serve the interests of both term beneficiaries and the reversionary beneficiary with impartiality. Thus, the Trustees have no duty to exercise the powers of sale and distribution unless required to do so to serve both term and reversionary interests; and if the need arises, the Trustees may petition the District Court of Ramsey County, Minnesota for further instructions defining what is required in a particular case to balance the interests of certificate holders and reversioner. Also, the Court, in effect, held that the Trust is a conventional trust, rather than a business trust, and must operate within the framework of well established trust law.

         By a letter dated April 3, 1995, Certificate Holders of Record as of March 31, 1995 and the Reversioner were notified of a hearing on April 24, 1995 in Ramsey County Courthouse, Saint Paul, Minnesota for the purpose of settling and allowing the Trust accounts for the year 1994. By Court Order signed and dated April 24, 1995, the said accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

         None.


PART II

Item 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

         Shares of Beneficial Interest, Market Prices and Distributions on pages 3 and 4 of the annual report to certificate holders for the year ended December 31, 1995, are incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         Selected Financial Data on page 2 of the annual report to certificate holders for the year ended December 31, 1995, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on page 2 of the annual report to certificate holders for the year ended December 31, 1995, are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant, included in the annual report to certificate holders for the year ended December 31, 1995, are incorporated herein by reference:

         Balance Sheets--December 31, 1995 and 1994.

         Statements of Income--Years ended December 31, 1995, 1994 and 1993.

         Statements of Beneficiaries' Equity--Years ended December 31, 1995, 1994 and 1993.

         Statements of Cash Flows--Years ended December 31, 1995, 1994 and 1993.

         Notes to Financial Statements--December 31, 1995.

         Quarterly Results of Operations on page 4 of the annual report to certificate holders for the year ended December 31, 1995, are incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following trustees and officers whose terms of office are not fixed for a specified time:

                                                                    YEARS OF
                  NAME AND POSITION                       AGE       SERVICE
-------------------------------------------------------------------------------

Harry L. Holtz           President of the Trustees         77         24 years
Joseph S. Micallef       Trustee                           62         20
Roger W. Staehle         Trustee                           62         14
Robert A. Stein          Trustee                           57         14
Thomas A. Janochoski     Vice President and Secretary      37          4

         Principal occupations of Trustees and officers during the last five years:

         HARRY L. HOLTZ
         President and Chief Executive Officer, Great Northern Iron Ore Properties.

         JOSEPH S. MICALLEF
         Consultant and Director, Fiduciary Counselling, Inc., St. Paul, Minnesota; Advisory Director, First Trust National Association; President and Chief Executive Officer, Fiduciary Counselling, Inc., St. Paul, Minnesota until December 31, 1995.

         ROGER W. STAEHLE
         Adjunct Professor, Institute of Technology, University of Minnesota; Industrial Consultant.

         ROBERT A. STEIN
         Executive Director and Chief Operating Officer, American Bar Association; Dean of the Law School, University of Minnesota until December 31, 1994.

         THOMAS A. JANOCHOSKI
         Vice President and Secretary, Chief Financial Officer, Great Northern Iron Ore Properties.

         Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

         There are no family relationships among any of the above persons.


Item 11.   EXECUTIVE COMPENSATION

           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                                                 ---------------------
              NAME AND PRINCIPAL POSITION               YEAR      SALARY        BONUS
           ----------------------------------------------------------------------------
           Harry L. Holtz, CEO and President
              of the Trustees                           1995      $80,000       $35,000
                                                        1994       80,000        25,746
                                                        1993       80,000        18,662

         The Trust Agreement (as modified by Court Orders) currently provides for annual compensation to the President of the Trustees of $80,000 and, in addition, a sum equal to one percent of the excess of the gross income of the Trust over $5,000,000 for that year until his annual compensation shall reach $115,000. No other executive's compensation exceeds $100,000. The Trustees, including the President, are not eligible to receive retirement benefits based on their services as Trustees. There are no options, SARs, long-term performance-based incentive plans or retirement benefits applicable to the CEO or the Trustees and, accordingly, disclosure tables with respect to such benefits have been omitted.

         COMPENSATION OF TRUSTEES

         The Trust Agreement (as modified by Court Orders) currently provides for annual compensation for Trustees (other than the President) of $30,000, without any additional amounts payable for committee participation or special assignments. There are no other arrangements pursuant to which any Trustee was compensated for any services provided as a Trustee during the year.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Because the compensation of the Trustees and the Chief Executive Officer is established by the Trust Agreement (as modified by Court Orders), there is no compensation committee of the Trustees and there is no Trustee compensation committee report on executive compensation. The Board of Trustees, as a whole, determines the compensation of executive officers other than the President and Chief Executive Officer.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) The only authorized securities of the Registrant are Trustees' Certificates of Beneficial Interest, and the holders of these securities do not have voting rights. Entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, include:

                          NAME                     SECURITIES HELD    % OF CLASS
                  --------------------------------------------------------------
                  Appaloosa Management L.P. and David
                     A. Tepper                           88,200           5.88%
                  Oglebay Norton Company                 79,700           5.31%
                  First Bank System, Inc.                77,816           5.19%

         (b) There were no securities owned by the Trustees or officers as of December 31, 1995.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

                  (3) Listing of Exhibits:

                      Exhibit 13--Annual Report to Certificate Holders

                      Exhibit 23--Consent of Independent Auditors

                      Exhibit 27--Financial Data Schedule (only filed
                                     electronically via EDGAR)

                      Exhibit 99--1995 Tax Return Guide

         (b)      Report on Form 8-K--None.

         (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)      Financial Statement Schedules--The response to this portion of
                  Item 14 is submitted as a separate section of this report.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GREAT NORTHERN IRON ORE PROPERTIES
                                              (Registrant)



                     /s/ Harry L. Holtz                        February 12, 1996
                     Harry L. Holtz, Chief Executive Officer,         Date
                     Trustee and President of the Trustees


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                     /s/ Joseph S. Micallef                    February 12, 1996
                     Joseph S. Micallef, Trustee                      Date

                     /s/ Roger W. Staehle                      February 12, 1996
                     Roger W. Staehle, Trustee                        Date

                     /s/ Robert A. Stein                       February 12, 1996
                     Robert A. Stein, Trustee                         Date

                     /s/ Thomas A. Janochoski                  February 12, 1996
                     Thomas A. Janochoski,                            Date
                     Vice President and Secretary,
                     Chief Financial Officer




                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) and (2) and ITEM 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995



                       GREAT NORTHERN IRON ORE PROPERTIES
                       W-1290 First National Bank Building
                              332 Minnesota Street
                        Saint Paul, Minnesota 55101-1361



FORM 10-K--Item 14(a)(1) and (2)
GREAT NORTHERN IRON ORE PROPERTIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements of Great Northern Iron Ore Properties, included in the annual report of the Registrant to its certificate holders for the year ended December 31, 1995, are incorporated by reference in Item 8:

         Balance Sheets--December 31, 1995 and 1994

         Statements of Beneficiaries' Equity--Years ended December 31, 1995, 1994 and 1993

         Statements of Income--Years ended December 31, 1995, 1994 and 1993

         Statements of Cash Flows--Years ended December 31, 1995, l994 and l993

         Notes to Financial Statements--December 31, l995

All Item 14(d) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.