Form 10-Q
period 1996-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 1996-04-19
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 - For the Period Ended March 31, 1996

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 - For the Transition Period From ___________ to ___________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
- -------------------------------------------------------------------------------
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

                                 (612) 224-2385
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- -------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of beneficial interest outstanding on March 31, 1996: 1,500,000


                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                                  March 31       December 31
                                                                    1996            1995
                                                                -------------   -------------
                                                                   (Unaudited)    (Note)

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $   626,232   $   262,525
     United States Treasury and other government securities
          (including accrued interest thereon)                      5,090,064     4,603,942
     Royalties receivable                                           2,206,228     2,314,340
     Prepaid expenses                                                  40,936         4,394
                                                                  -----------   -----------

                       TOTAL CURRENT ASSETS                         7,963,460     7,185,201

NONCURRENT ASSETS
     United States Treasury Notes                                   3,099,210     3,773,396
     Prepaid pension expense                                          254,726       255,317
                                                                  -----------   -----------
                                                                    3,353,936     4,028,713

PROPERTIES
     Mineral lands                                                 37,625,536    37,625,536
     Less allowances for depletion and
          amortization                                             32,624,791    32,587,321
                                                                  -----------   -----------
                                                                    5,000,745     5,038,215
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (3/31/96 - $121,758; 12/31/95 - $128,734)                    94,593        83,297
                                                                  -----------   -----------
                                                                    5,095,338     5,121,512
                                                                  -----------   -----------
                                                                  $16,412,734   $16,335,426
                                                                  ===========   ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $   115,855   $   112,519
     Distributions                                                  2,105,000     2,180,000
                                                                  -----------   -----------

                       TOTAL CURRENT LIABILITIES                    2,220,855     2,292,519

BENEFICIARIES' EQUITY, including certificate holders'
     equity, represented by 1,500,000 shares of
     beneficial interest authorized
     and outstanding, and reversionary interest                    14,191,879    14,042,907
                                                                  -----------   -----------
                                                                  $16,412,734   $16,335,426
                                                                  ===========   ===========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.


                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three Months Ended
                                        -------------------------
                                                  March 31
                                        -------------------------
                                           1996            1995
                                        -----------   -----------
Income:
     Royalties                          $2,477,278      $1,935,460
     Interest and other income             135,107         131,483
                                        ----------      ----------
                                         2,612,385       2,066,943
Costs and expenses                         438,413         383,726
                                        ----------      ----------

     NET INCOME                         $2,173,972      $1,683,217
                                        ==========      ==========

     Average shares outstanding          1,500,000       1,500,000

     NET INCOME PER SHARE               $     1.45      $     1.12
                                        ==========      ==========

     Distributions declared per share   $     1.35(1)   $     1.15(3)
     Distributions paid per share       $     1.40(2)   $     1.15(4)

(1)      $1.35 declared    3/18/96
               payable     4/30/96

(2)      $1.40 declared   12/14/95
                   paid    1/31/96

(3)      $1.15 declared    3/17/95
                   paid    4/28/95

(4)      $1.15 declared   12/16/94
                   paid    1/31/95

See notes to condensed financial statements.




                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                               March 31
                                                       ------------------------
                                                           1996        1995
                                                       -----------  -----------
Cash flows from operating activities:
     Cash received from royalties and rents             $2,593,806  $2,057,979
     Cash paid to suppliers and employees                 -428,645    -373,259
     Interest received                                     114,755     144,277
                                                        ----------   ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES      2,279,916   1,828,997

Cash flows from investing activities:
     U.S. government securities purchased                        0    -350,000
     U.S. government securities matured                    200,000     400,000
     Net expenditures for equipment                        -16,209     -10,004
                                                        ----------   ----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES        183,791      39,996

Cash flows from financing activities:
     Distributions paid                                 -2,100,000  -1,725,000
                                                        ----------   ----------
          NET CASH USED IN FINANCING ACTIVITIES         -2,100,000  -1,725,000
                                                        ----------   ----------

Net increase in cash and cash equivalents                  363,707     143,993

Cash and cash equivalents at beginning of year             262,525     111,862
                                                        ----------   ----------

CASH AND CASH EQUIVALENTS AT MARCH 31                   $  626,232  $  255,855
                                                        ==========   ==========

See notes to condensed financial statements.



                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         Period of Three Months ended March 31, 1996 and March 31, 1995

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (the "Trust") Annual Report on Form 10-K for the year ended December 31, 1995.

Note B - BENEFICIARIES' EQUITY

Pursuant to the court order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to court order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 1996:

                                         March 31,
                                           1996
                                        ----------
Attorneys'  fees and  expenses          $1,024,834
Cost of surface  lands                   4,751,794
Shipment credits  (cumulative)            -407,181
Asset disposition  credits                 -18,500
                                        ----------
Principal  Charges account              $5,350,947
                                        ==========

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Periods of Three Months ended March 31, 1996 and March 31, 1995

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

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died on April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty years from April 6, 1995. At that time, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner.


Results of Operations:

Royalty income increased $541,818 during the first three months of 1996 compared to the first three months of 1995 due mainly to increased taconite production from Trust lands and a higher average earned royalty rate thereon.

Costs and expenses increased $54,687 during the first three months of 1996 compared to the first three months of 1995 due mostly to additional legal expenditures and an increased amortization rate applied to surface lands resulting from the fixed termination date of the Trust.

At their meeting held on March 18, 1996, the Trustees declared a distribution of $1.35 per share, amounting to $2,025,000 payable April 30, 1996 to certificate holders of record at the close of business on March 29, 1996. At their meeting held on March 17, 1995, the Trustees declared a distribution of $1.15 per share, amounting to $1,725,000 paid on April 28, 1995 to certificate holders of record at the close of business on March 31, 1995. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 1996 to certificate holders of record on June 28, 1996.

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

                                    GREAT NORTHERN IRON ORE PROPERTIES
                                                 (Registrant)

Date April 19, 1996                 By   /s/ Harry L. Holtz
                                         Harry L. Holtz
                                         President of the Trustees
                                         Chief Executive Officer


Date April 19, 1996                 By   /s/ Thomas A. Janochoski
                                         Thomas A. Janochoski
                                         Vice President and Secretary
                                         Chief Financial Officer