Form 10-Q
period 1996-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 1996-07-18
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended JUNE 30, 1996

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

Number of shares of beneficial interest outstanding on June 30, 1996:  1,500,000




                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                                  June 30     December 31
                                                                   1996           1995
                                                                -----------   -----------
                                                                (Unaudited)      (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                  $   603,479   $   262,525
     United States Treasury and other government securities
          (including accrued interest thereon)                    4,195,913     4,603,942
     Royalties receivable                                         1,513,851     2,314,340
     Prepaid expenses                                                29,381         4,394
                                                                -----------   -----------

                            TOTAL CURRENT ASSETS                  6,342,624     7,185,201

NONCURRENT ASSETS
     United States Treasury Notes                                 3,967,680     3,773,396
     Prepaid pension expense                                        254,726       255,317
                                                                -----------   -----------
                                                                  4,222,406     4,028,713

PROPERTIES
     Mineral lands                                               37,653,536    37,625,536
     Less allowances for depletion and
          amortization                                           32,662,261    32,587,321
                                                                -----------   -----------
                                                                  4,991,275     5,038,215
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (6/30/96 - $126,671; 12/31/95 - $128,734)                  89,681        83,297
                                                                -----------   -----------
                                                                  5,080,956     5,121,512
                                                                -----------   -----------
                                                                $15,645,986   $16,335,426
                                                                ===========   ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                      $    46,325   $   112,519
     Distributions                                                1,805,000     2,180,000
                                                                -----------   -----------

                            TOTAL CURRENT LIABILITIES             1,851,325     2,292,519

BENEFICIARIES' EQUITY, including certificate holders' equity, represented by 1,500,000 shares of beneficial interest
     authorized and outstanding, and reversionary interest       13,794,661    14,042,907
                                                                -----------   -----------
                                                                $15,645,986   $16,335,426
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




                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three Months Ended              Six Months Ended
                                        --------------------------      --------------------------
                                                  June 30                        June 30
                                        --------------------------      --------------------------
                                           1996            1995            1996            1995
                                        ----------      ----------      ----------      ----------
Income:
     Royalties                          $1,542,801      $2,263,797      $4,020,079      $4,199,257
     Interest and other income             144,342         111,435         279,449         242,918
                                        ----------      ----------      ----------      ----------
                                         1,687,143       2,375,232       4,299,528       4,442,175
Costs and expenses                         359,361         384,843         797,774         768,569
                                        ----------      ----------      ----------      ----------

     NET INCOME                         $1,327,782      $1,990,389      $3,501,754      $3,673,606
                                        ==========      ==========      ==========      ==========

     Average shares outstanding          1,500,000       1,500,000       1,500,000       1,500,000

     NET INCOME PER SHARE               $     0.88      $     1.33      $     2.33      $     2.45
                                        ==========      ==========      ==========      ==========

     Distributions declared per share   $     1.15(1)   $     1.15(2)   $     2.50(3)   $     2.30(4)
     Distributions paid per share       $     1.35(5)   $     1.15(6)   $     2.75(7)   $     2.30(8)


(1)   $1.15    declared     6/17/96
               payable      7/31/96

(2)   $1.15    declared      6/7/95
               paid         7/31/95

(3)   $1.35    declared     3/18/96   plus    $1.15    declared      6/17/96
               paid         4/30/96                    payable       7/31/96

(4)   $1.15    declared     3/17/95   plus    $1.15    declared       6/7/95
               paid         4/28/95                    paid          7/31/95

(5)   $1.35    declared     3/18/96
               paid         4/30/96

(6)   $1.15    declared     3/17/95
               paid         4/28/95

(7)   $1.40    declared     12/14/95  plus    $1.35    declared      3/18/96
               paid         1/31/96                    paid          4/30/96

(8)   $1.15    declared     12/16/94  plus    $1.15    declared      3/17/95
               paid         1/31/95                    paid          4/28/95

See notes to condensed financial statements.




                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                      -----------------------
                                                              June 30
                                                      -----------------------
                                                         1996         1995
                                                      ----------   ----------
Cash flows from operating activities:
     Cash received from royalties and rents           $4,803,993   $3,850,198
     Cash paid to suppliers and employees               -803,599     -760,117
     Interest received                                   268,957      263,571
                                                      ----------   ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES    4,269,351    3,353,652

Cash flows from investing activities:
     U.S. government securities purchased             -1,699,297   -1,200,000
     U.S. government securities matured                1,912,109    1,400,000
     Net expenditures for equipment                      -16,209      -30,796
                                                      ----------   ----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES      196,603      169,204

Cash flows from financing activities:
     Distributions paid                               -4,125,000   -3,450,000
                                                      ----------   ----------
          NET CASH USED IN FINANCING ACTIVITIES       -4,125,000   -3,450,000
                                                      ----------   ----------

Net increase in cash and cash equivalents                340,954       72,856

Cash and cash equivalents at beginning of year           262,525      111,862
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS AT JUNE 30                  $  603,479   $  184,718
                                                      ==========   ==========

See notes to condensed financial statements.




                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      Periods of Three and Six Months ended June 30, 1996 and June 30, 1995

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the court order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to court order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 1996:

                                          June 30,
                                            1996
                                         -----------
Attorneys' fees and expenses             $ 1,024,834
Cost  of  surface  lands                   4,779,794
Shipment  credits  (cumulative)             -423,442
Asset  disposition  credits                  -18,500
                                         -----------
Principal  Charges  account              $ 5,362,686
                                         ===========


Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      Periods of Three and Six Months ended June 30, 1996 and June 30, 1995

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

Results of Operations:

Royalty income decreased $179,178 and $720,996 during the first six months and second quarter of 1996, respectively, as compared to the same periods in 1995. These decreases are mainly due to decreased taconite production from Trust lands offset in part by a higher average earned royalty rate thereon.

Interest and other income increased $36,531 and $32,907 during the first six months and second quarter of 1996, respectively, as compared to the same periods in 1995. These increases are mainly due to improved yields on our investments.

Costs and expenses increased $29,205 during the first six months of 1996 as compared to the same period in 1995 mostly due to additional legal expenditures and an increased amortization rate applied to surface lands resulting from the fixed termination date of the Trust. Costs and expenses decreased $25,482 during the second quarter of 1996 as compared to the same period in 1995 mainly due to greater pension, land maintenance and shareholder relations expenditures in 1995.

At their meeting held on June 17, 1996, the Trustees declared a second quarter distribution of $1.15 per share, amounting to $1,725,000 payable July 31, 1996 to certificate holders of record at the close of business on June 28, 1996. The Trustees have now declared two quarterly distributions in 1996. The first, in the amount of $1.35 per share, was paid on April 30, 1996 to certificate holders of record on March 29, 1996; and the second, that being the current distribution. The first and second quarter 1995 distributions were $1.15 and $1.15 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 1996 to certificate holders of record on September 30, 1996.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         At a hearing held on April 16, 1996, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 1995 were approved.

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

                                         GREAT NORTHERN IRON ORE PROPERTIES
                                         (Registrant)

Date    July 18, 1996                    By /s/ Harry L. Holtz
                                            Harry L. Holtz
                                            President of the Trustees
                                            Chief Executive Officer

Date   July 18, 1996                     By /s/ Thomas A. Janochoski
                                            Thomas A. Janochoski
                                            Vice President and Secretary
                                            Chief Financial Officer