Form 10-Q
period 1996-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 1996-10-17
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended SEPTEMBER 30, 1996

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701


                       GREAT NORTHERN IRON ORE PROPERTIES
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Minnesota                                      41-0788355
-------------------------------                --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                     Identification Number)



W-1290 First National Bank Building
           332 Minnesota Street
           Saint Paul, Minnesota                           55101-1361
---------------------------------------        --------------------------------
 (Address of principal executive office)                   (Zip Code)


                                 (612) 224-2385
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


Number of shares of beneficial interest outstanding on September 30, 1996:
                                                                       1,500,000



                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS
                                                              September 30   December 31
                                                                  1996          1995
                                                              ------------  ------------
                                                               (Unaudited)     (Note)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                $   259,930   $   262,525
     United States Treasury and other government securities
          (including accrued interest thereon)                  3,373,443     4,603,942
     Royalties receivable                                       3,008,644     2,314,340
     Prepaid expenses                                              18,252         4,394
                                                              -----------   -----------

                            TOTAL CURRENT ASSETS                6,660,269     7,185,201

NONCURRENT ASSETS
     United States Treasury Notes                               4,839,115     3,773,396
     Prepaid pension expense                                      254,726       255,317
                                                              -----------   -----------
                                                                5,093,841     4,028,713

PROPERTIES
     Mineral lands                                             37,723,536    37,625,536
     Less allowances for depletion and
          amortization                                         32,699,731    32,587,321
                                                              -----------   -----------
                                                                5,023,805     5,038,215
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (9/30/96 - $122,722; 12/31/95 - $128,734)                95,564        83,297
                                                              -----------   -----------
                                                                5,119,369     5,121,512
                                                              -----------   -----------
                                                              $16,873,479   $16,335,426
                                                              ===========   ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                    $    81,139   $   112,519
     Distributions                                              2,480,000     2,180,000
                                                              -----------   -----------

                            TOTAL CURRENT LIABILITIES           2,561,139     2,292,519

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest                14,312,340    14,042,907
                                                              -----------   -----------
                                                              $16,873,479   $16,335,426
                                                              ===========   ===========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.



                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended                     Nine Months Ended
                                         ------------------------------        ------------------------------
                                                  September 30                           September 30
                                         ------------------------------        ------------------------------
                                             1996               1995               1996               1995
                                         -----------        -----------        -----------        -----------
Income:
     Royalties                           $ 3,158,644        $ 2,647,153        $ 7,178,723        $ 6,846,410
     Interest and other income               133,314            122,151            412,763            365,069
                                         -----------        -----------        -----------        -----------
                                           3,291,958          2,769,304          7,591,486          7,211,479
Costs and expenses                           374,279            361,917          1,172,053          1,130,486
                                         -----------        -----------        -----------        -----------

     NET INCOME                          $ 2,917,679        $ 2,407,387        $ 6,419,433        $ 6,080,993
                                         ===========        ===========        ===========        ===========

     Average shares outstanding            1,500,000          1,500,000          1,500,000          1,500,000

     NET INCOME PER SHARE                $      1.95        $      1.60        $      4.28        $      4.05
                                         ===========        ===========        ===========        ===========

     Distributions declared per share    $      1.60 (1)    $      1.30 (2)    $      4.10 (3)    $      3.60 (4)
     Distributions paid per share        $      1.15 (5)    $      1.15 (6)    $      3.90 (7)    $      3.45 (8)

(1)       $1.60 declared         9/16/96
                payable         10/31/96

(2)       $1.30 declared         9/15/95
                paid            10/31/95

(3)       $1.35 declared         3/18/96  plus     $1.15 declared   6/17/96  plus      $1.60 declared    9/16/96
                paid             4/30/96                 paid       7/31/96                  payable    10/31/96

(4)       $1.15 declared         3/17/95  plus     $1.15 declared    6/7/95  plus      $1.30 declared    9/15/95
                paid             4/28/95                 paid       7/31/95                  paid       10/31/95

(5)       $1.15 declared         6/17/96
                paid             7/31/96

(6)       $1.15 declared          6/7/95
                paid             7/31/95

(7)       $1.40 declared        12/14/95  plus     $1.35 declared   3/18/96  plus      $1.15 declared   6/17/96
                paid             1/31/96                 paid       4/30/96                  paid       7/31/96

(8)       $1.15 declared        12/16/94  plus     $1.15 declared   3/17/95  plus      $1.15 declared    6/7/95
                paid             1/31/95                 paid       4/28/95                  paid       7/31/95

See notes to condensed financial statements.



                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                        --------------------------
                                                                September 30
                                                        --------------------------
                                                            1996           1995
                                                        ------------   -----------
Cash flows from operating activities:
     Cash received from royalties and rents             $ 6,403,171    $ 5,789,828
     Cash paid to suppliers and employees                -1,089,553     -1,048,039
     Interest received                                      448,916        327,433
                                                        -----------    -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES       5,762,534      5,069,222

Cash flows from investing activities:
     U.S. government securities purchased                -3,499,297     -2,100,000
     U.S. government securities matured                   3,611,172      2,350,000
     Net expenditures for equipment                         -27,004        -33,316
                                                        -----------    -----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES          84,871        216,684

Cash flows from financing activities:
     Distributions paid                                  -5,850,000     -5,185,000
                                                        -----------    -----------
          NET CASH USED IN FINANCING ACTIVITIES          -5,850,000     -5,185,000
                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents         -2,595        100,906

Cash and cash equivalents at beginning of year              262,525        111,862
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30               $   259,930    $   212,768
                                                        ===========    ===========

See notes to condensed financial statements.




                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Periods of Three and Nine Months ended September 30, 1996 and September 30, 1995


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

Note B - BENEFICIARIES' EQUITY

Pursuant to the court order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to court order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 1996:

Attorneys' fees and expenses . . . . . . . . . . . . . . .  $ 1,024,834
Cost of surface lands. . . . . . . . . . . . . . . . . . .    4,849,794
Shipment credits (cumulative). . . . . . . . . . . . . . .     -443,902
Asset disposition credits. . . . . . . . . . . . . . . . .      -18,500
                                                            -----------

Principal  Charges  account  . . . . . . . . . . . . . . .  $ 5,412,226
                                                            ===========


Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Periods of Three and Nine Months ended September 30, 1996 and September 30, 1995


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

Results of Operations:

Royalty income increased $332,313 and $511,491 during the first nine months and third quarter of 1996, respectively, as compared to the same periods in 1995, due mainly to a higher average earned royalty rate attained.

Interest and other income increased $47,694 and $11,163 during the first nine months and third quarter of 1996, respectively, as compared to the same periods in 1995, due mainly to improved yields on our investments.

Costs and expenses increased $41,567 and $12,362 during the first nine months and third quarter of 1996, respectively, as compared to the same periods in 1995, due mainly to an increase in the amortization rate applied to surface lands, a result of a fixed termination date of the Trust.

At their meeting held on September 16, 1996, the Trustees declared a third quarter distribution of $1.60 per share, amounting to $2,400,000 payable October 31, 1996 to certificate holders of record at the close of business on September 30, 1996. The Trustees have now declared three quarterly distributions in 1996. The first, in the amount of $1.35 per share, was paid on April 30, 1996 to certificate holders of record on March 29, 1996; the second, in the amount of $1.15 per share, was paid on July 31, 1996 to certificate holders of record on June 28, 1996; and the third, that being the current distribution. The first, second and third quarter 1995 distributions were $1.15, $1.15 and $1.30 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 1997 to certificate holders of record on December 31, 1996.

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


                                        GREAT NORTHERN IRON ORE PROPERTIES
                                                    (Registrant)

Date    October 17, 1996                By  /s/  Harry L. Holtz
    -------------------------------     --------------------------------------
                                        Harry L. Holtz
                                        President of the Trustees
                                        Chief Executive Officer


Date    October 17, 1996                By  /s/  Thomas A. Janochoski
    -------------------------------     --------------------------------------
                                        Thomas A. Janochoski
                                        Vice President and Secretary
                                        Chief Financial Officer