Form 10-K405
period 1996-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 1997-03-14
CIK 43410

ANNUAL REPORT ON FORM 10-K
                       GREAT NORTHERN IRON ORE PROPERTIES
                               DECEMBER 31, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission File Number 1-701
                          -----------------                               -----

                       GREAT NORTHERN IRON ORE PROPERTIES
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                               41-0788355
-------------------------------                             --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

        W-1290 First National Bank Building
             332 Minnesota Street
            Saint Paul, Minnesota                                55101-1361
--------------------------------------------                 -------------------
   (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code             612 / 224-2385
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on Which
         Title of Each Class                                Registered
         -------------------                     ------------------------------

Trustees' Certificates of Beneficial Interest       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act--None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1997 - None

The number of shares of beneficial interest outstanding as of the close of the period covered by this report:

            Trustees' Certificates of Beneficial Interest--1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to certificate holders for the year ended December 31, 1996 are incorporated by reference into Part II.



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

         Registrant owns mineral interests in 12,033 acres on the Mesabi Iron Formation, including approximately 7,443 acres which are wholly owned, 1,080 acres in which Registrant is a tenant in common with a 91% interest, 3,350 acres in tenancy in common with a 50% interest and 160 acres in tenancy in common with other fractional interests. Of said total, 7,112 acres are under lease and 4,921 acres are unleased.

         Registrant cannot estimate at this time any tonnages for nonmagnetic taconite because of lack of drilling, testing and of any established commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, Registrant's engineers estimate that the magnetic taconite under lease as of January 1, 1997 was equivalent to 403,300,000 tons of pellets.

         Present leases provide for minimum payments (advance royalties) aggregating approximately $1,688,000 for the year 1997 even if no taconite is mined. All of this amount is attributable to long-term taconite leases.

         None of the Registrant's leases provide for any right of renewal by the lessees upon expiration, even though unmined minerals might remain. Any extension of any such terminating lease would have to be negotiated in the same manner as unleased properties.

         All leases granted by the Registrant, except some covering remnants of natural ore, have provisions for escalation of royalty rates. Most of the taconite royalty rates are escalated on the basis of the price of pellets, the iron content, the Producers Price Index (PPI) (All Commodities), the PPI (Iron and Steel subgroup) or certain combinations of the above.

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

         The Registrant's royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, advance royalties collected and liquidation of advance royalties collected. Following is a summary of shipments by lessee during 1996, 1995 and 1994:

                                                  TONS SHIPPED
                                    -------------------------------------------
                                        1996            1995          1994
                                    -------------------------------------------

         United States Steel
             Corporation (USX)        2,739,614      1,637,165      1,118,136
         Hibbing Taconite Company     1,890,509      3,381,057      2,953,027
         National Steel Corporation   1,349,404        979,125        115,581
         LTV Steel Mining Company             -              -         22,807
                                    -------------------------------------------
                                      5,979,527      5,997,347      4,209,551
                                    ===========================================

         At December 31, 1996, the Registrant employed 11 persons. The Registrant has been engaged in only one line of business, namely the leasing and maintenance of its mineral properties. The business of the Registrant is not seasonal, but income depends upon production by mining companies which lease its properties. The Registrant has no operations in foreign countries and has no customers or lessees in foreign countries.

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

         The Trustees provided annual tax information in January 1997 to certificate holders of record with holdings on any of the four quarterly record dates during 1996. This information included a:

         Substitute Form 1099-MISC - This form reported one's 1996 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

         Trust Supplemental Statement - This statement reported the number of units (shares) held on any of the four quarterly record dates in 1996.

         Tax Return Guide - This guide instructed the certificate holder as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

         The following is a listing of the Registrant's current leases:

                                                                                                                      LESSEE
                                          NUMBER OF      GNIOP                                                      TERMINATION
                     LEASE              LEASED ACRES   INTEREST     COUNTY LOCATION               TERM               PROVISION
           --------------------------------------------------------------------------------------------------------------------
           Bennett Annex                     237          100%     St. Louis              1/1/1965 to 12/31/2039      1 year
           Carmi-Campbell                  1,597          100      St. Louis              7/1/1959 to 12/31/2010      1 year
           Enterprise-Mississippi
              (incl. Stevenson, Sect.
              18 mines)                      776          100      St. Louis and Itasca   1/1/1961 to 12/31/2010      6 months
           Hanna Taconite #1                  40          100      Itasca                 4/1/1962 to 12/31/2010      6 months
           Gray Annex                         40           50      St. Louis              1/1/1974 to 1/1/2049        1 year

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

Item 2.  PROPERTIES

         The Registrant owns in fee, mineral and nonmineral lands on the Mesabi Iron Range of Minnesota, most of which are leased to mining companies who extract taconite. Taconite deposits are substantial.

Item 3.  LEGAL PROCEEDINGS

         In proceedings commenced in 1972, the Minnesota Supreme Court determined that while by the terms of the Trust, the Trustees are given discretionary powers to convert Trust assets to cash and to distribute the proceeds to certificate holders, they are limited in their exercise of those powers by the legal duty imposed by well established law of trusts to serve the interests of both term beneficiaries and the reversionary beneficiary with impartiality. Thus, the Trustees have no duty to exercise the powers of sale and distribution unless required to do so to serve both term and reversionary interests; and if the need arises, the Trustees may petition the District Court of Ramsey County, Minnesota, for further instructions defining what is required in a particular case to balance the interests of certificate holders and reversioner. Also, the Court, in effect, held that the Trust is a conventional trust, rather than a business trust, and must operate within the framework of well established trust law.

         By a letter dated March 22, 1996, certificate holders of record as of March 6, 1996 and the reversioner were notified of a hearing on April 16, 1996 in Ramsey County Courthouse, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 1995. By Court Order signed and dated April 16, 1996, the said accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

         None.


PART II

Item 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

         Shares of Beneficial Interest, Market Prices and Distributions on pages 3 and 4 of the annual report to certificate holders for the year ended December 31, 1996 are incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         Selected Financial Data on page 2 of the annual report to certificate holders for the year ended December 31, 1996 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on page 2 of the annual report to certificate holders for the year ended December 31, 1996 are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant, included in the annual report to certificate holders for the year ended December 31, 1996, are incorporated herein by reference:

           Balance Sheets--December 31, 1996 and 1995.

           Statements of Income--Years ended December 31, 1996, 1995 and 1994.

           Statements of Beneficiaries' Equity--Years ended December 31, 1996, 1995 and 1994.

           Statements of Cash Flows--Years ended December 31, 1996, 1995 and
           1994.

           Notes to Financial Statements--December 31, 1996.

         Quarterly Results of Operations on page 4 of the annual report to certificate holders for the year ended December 31, 1996 are incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following trustees and officers whose terms of office are not fixed for a specified time:

                                                                       YEARS OF
                     NAME AND POSITION                        AGE      SERVICE
         ----------------------------------------------------------------------

         Harry L. Holtz         President of the Trustees      78      25 years
         Joseph S. Micallef     Trustee                        63      20
         Roger W. Staehle       Trustee                        63      15
         Robert A. Stein        Trustee                        58      15
         Thomas A. Janochoski   Vice President and Secretary   38       5

         Principal occupations of Trustees and officers during the last five years:

         HARRY L. HOLTZ
         President and Chief Executive Officer, Great Northern Iron Ore Properties.

         JOSEPH S. MICALLEF
         Consultant and Director, Fiduciary Counselling, Inc., St. Paul, Minnesota; Advisory Director, First Trust National Association until February 27, 1996; President and Chief Executive Officer, Fiduciary Counselling, Inc., St. Paul, Minnesota until December 31, 1995.

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


Item 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                -----------------------------
             NAME AND PRINCIPAL POSITION          YEAR     SALARY      BONUS
         --------------------------------------------------------------------

         Harry L. Holtz, CEO and President
            of the Trustees                       1996     $80,000    $35,000
                                                  1995      80,000     35,000
                                                  1994      80,000     25,746

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

         COMPENSATION OF TRUSTEES

         The Trust Agreement (as modified by Court Orders) currently provides for annual compensation to each Trustee (other than the President) of $30,000, without any additional amounts payable for committee participation or special assignments. There are no other arrangements pursuant to which any Trustee was compensated for any services provided as a Trustee during the year.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) The only authorized securities of the Registrant are Trustees' Certificates of Beneficial Interest and the holders of these securities do not have voting rights. Entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, include:

                          NAME                SECURITIES HELD        % OF CLASS
                  -------------------------------------------------------------

                  First Bank System, Inc.         77,816                5.19%

         (b) There were no securities owned by the Trustees or officers as of December 31, 1996.

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

                      Exhibit 99--Tax Return Guide

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


                    GREAT NORTHERN IRON ORE PROPERTIES
                    ----------------------------------
                                (Registrant)



                    /s/ Harry L. Holtz                         February 17, 1997
                    ----------------------------------------   -----------------
                    Harry L. Holtz, Chief Executive Officer,         Date
                    Trustee and President of the Trustees


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    /s/ Joseph S. Micallef                     February 17, 1997
                    ----------------------------------------   -----------------
                    Joseph S. Micallef, Trustee                      Date



                    /s/ Roger W. Staehle                       February 17, 1997
                    ----------------------------------------   -----------------
                    Roger W. Staehle, Trustee                        Date



                    /s/ Robert A. Stein                        February 17, 1997
                    ----------------------------------------   -----------------
                    Robert A. Stein, Trustee                         Date



                    /s/ Thomas A. Janochoski                   February 17, 1997
                    ----------------------------------------   -----------------
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

                          YEAR ENDED DECEMBER 31, 1996



                       GREAT NORTHERN IRON ORE PROPERTIES

                       W-1290 First National Bank Building
                              332 Minnesota Street
                        Saint Paul, Minnesota 55101-1361




FORM 10-K--Item 14(a)(1) and (2)
GREAT NORTHERN IRON ORE PROPERTIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following financial statements of Great Northern Iron Ore Properties, included in the annual report of the Registrant to its certificate holders for the year ended December 31, 1996, are incorporated by reference in Item 8:

   Balance Sheets--December 31, 1996 and 1995

   Statements of Beneficiaries' Equity--Years ended December 31, 1996, 1995 and 1994

   Statements of Income--Years ended December 31, 1996, 1995 and 1994

   Statements of Cash Flows--Years ended December 31, 1996, l995 and l994

   Notes to Financial Statements--December 31, l996

All Item 14(d) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.