Form 10-Q
period 1997-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 1997-04-17
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended MARCH 31, 1997

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                                41-0788355
------------------------------------------       -------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

W-1290 First National Bank Building
       332 Minnesota Street
       Saint Paul, Minnesota                                55101-1361
------------------------------------------       -------------------------------
 (Address of principal executive office)                    (Zip Code)

                                 (612) 224-2385
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes__X__   No _____

Number of shares of beneficial interest outstanding on March 31, 1997: 1,500,000




                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                          March 31       December 31
                                                            1997             1996
                                                         -----------     -----------
                                                         (Unaudited)        (Note)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                           $   329,521     $   448,008
     United States Treasury securities                     3,083,667       3,394,514
     Royalties receivable                                  2,119,685       2,649,880
     Prepaid expenses                                         38,421           3,180
                                                         -----------     -----------
                           TOTAL CURRENT ASSETS            5,571,294       6,495,582

NONCURRENT ASSETS
     United States Treasury Notes                          5,583,022       5,124,451
     Prepaid pension expense                                 258,687         254,726
                                                         -----------     -----------
                                                           5,841,709       5,379,177

PROPERTIES
     Mineral lands                                        37,838,536      37,838,536
     Less allowances for depletion and
          amortization                                    32,777,581      32,737,201
                                                         -----------     -----------
                                                           5,060,955       5,101,335
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (3/31/97 - $130,895; 12/31/96 - $127,730)           87,446          90,555
                                                         -----------     -----------
                                                           5,148,401       5,191,890
                                                         -----------     -----------
                                                         $16,561,404     $17,066,649
                                                         ===========     ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses               $   116,613     $   105,256
     Distributions                                         2,330,000       2,630,000
                                                         -----------     -----------
                           TOTAL CURRENT LIABILITIES       2,446,613       2,735,256

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest           14,114,791      14,331,393
                                                         -----------     -----------
                                                         $16,561,404     $17,066,649
                                                         ===========     ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.





                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended
                                               -----------------------------
                                                         March 31
                                               -----------------------------
                                                  1997             1996
                                               ------------    -------------
Income:
     Royalties                                 $ 2,269,685      $  2,477,278
     Interest and other income                     183,513           135,107
                                               -----------      ------------
                                                 2,453,198         2,612,385
Costs and expenses                                 419,800           438,413
                                               -----------      ------------

     NET INCOME                                $ 2,033,398      $  2,173,972
                                               ===========      ============

     Average shares outstanding                  1,500,000         1,500,000

     NET INCOME PER SHARE                      $      1.36      $       1.45
                                               ===========      ============

     Distributions declared per share          $      1.50(1)   $       1.35(3)
     Distributions paid per share              $      1.70(2)   $       1.40(4)

(1)      $1.50 declared       3/17/97
               payable        4/30/97

(2)      $1.70 declared      12/16/96
               paid           1/31/97

(3)      $1.35 declared       3/18/96
               paid           4/30/96

(4)      $1.40 declared      12/14/95
               paid           1/31/96

See notes to condensed financial statements.



                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                   --------------------------
                                                                            March 31
                                                                  ---------------------------
                                                                       1997            1996
                                                                  ------------     ----------
Cash flows from operating activities:
     Cash received from royalties and rents                       $  2,848,561     $2,593,806
     Cash paid to suppliers and employees                             -402,156       -428,645
     Interest received                                                 137,108        114,755
                                                                  ------------     ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,583,513      2,279,916

Cash flows from investing activities:
     U.S. Treasury securities purchased                               -800,000              0
     U.S. Treasury securities matured                                  650,000        200,000
     Net expenditures for equipment                                     -2,000        -16,209
                                                                  ------------     ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         -152,000        183,791

Cash flows from financing activities:
     Distributions paid                                             -2,550,000     -2,100,000
                                                                  ------------     ----------
          NET CASH USED IN FINANCING ACTIVITIES                     -2,550,000     -2,100,000
                                                                  ------------     ----------

Net increase (decrease) in cash and cash equivalents                  -118,487        363,707

Cash and cash equivalents at beginning of year                         448,008        262,525
                                                                  ------------     ----------

CASH AND CASH EQUIVALENTS AT MARCH 31                             $    329,521     $  626,232
                                                                  ============     ==========

See notes to condensed financial statements.




                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         Periods of Three Months ended March 31, 1997 and March 31, 1996

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties ("Trust") Annual Report on Form 10-K for the year ended December 31, 1996.

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 1997:

Attorneys' fees and expenses . . . . . . . . . . . . . . . . . . . .$ 1,024,834
Cost of surface lands. . . . . . . . . . . . . . . . . . . . . . . .  4,964,794
Shipment credits (cumulative). . . . . . . . . . . . . . . . . . . .   -482,677
Asset disposition credits. . . . . . . . . . . . . . . . . . . . . .    -18,500
                                                                    ------------
Principal Charges account. . . . . . . . . . . . . . . . . . . . . .$ 5,488,451
                                                                    ============

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Periods of Three Months ended March 31, 1997 and March 31, 1996

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees' election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty years from April 6, 1995. At that time, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner.

Results of Operations:
Royalty income decreased $207,593 during the first three months of 1997 compared to the first three months of 1996 due mainly to decreased taconite production from Trust lands.

Interest and other income increased $48,406 during the first three months of 1997 compared to the first three months of 1996 primarily due to the sale of stockpile material and an improved return on investments.

Costs and expenses decreased $18,613 during the first three months of 1997 compared to the first three months of 1996 due mostly to reduced legal expenditures and a reduction in payroll resulting from attrition.

At their meeting held on March 17, 1997, the Trustees declared a distribution of $1.50 per share, amounting to $2,250,000 payable April 30, 1997 to certificate holders of record at the close of business on March 31, 1997. At their meeting held on March 18, 1996, the Trustees declared a distribution of $1.35 per share, amounting to $2,025,000 paid on April 30, 1996 to certificate holders of record at the close of business on March 29, 1996. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 1997 to certificate holders of record on June 30, 1997.

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


Liquidity:
In the interest of preservation of principal of Court-approved reserves and guided by the restrictive provisions of Section 646 of the Tax Reform Act of 1986, as amended, monies are invested primarily in U.S. Treasury securities with maturity dates not to exceed three years and, along with cash flows from operations, are deemed adequate to meet currently foreseeable liquidity needs.


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

                                     GREAT NORTHERN IRON ORE PROPERTIES
                                               (Registrant)


Date    April 17, 1997               By  /s/  Harry L. Holtz
    ------------------------------     ----------------------------------------
                                         Harry L. Holtz
                                         President of the Trustees
                                         Chief Executive Officer

Date    April 17, 1997               By  /s/  Thomas A. Janochoski
    ------------------------------     ----------------------------------------
                                         Thomas A. Janochoski
                                         Vice President and Secretary
                                         Chief Financial Officer