Form 10-Q
period 1997-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 1997-07-17
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended JUNE 30, 1997

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                                 41-0788355
-------------------------------------------      -------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                 Identification Number)

  W-1290 First National Bank Building
           332 Minnesota Street
           Saint Paul, Minnesota                             55101-1361
-------------------------------------------      -------------------------------
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

Number of shares of beneficial interest outstanding on June 30, 1997:  1,500,000



                          PART I. FINANCIAL INFORMATION


                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                          June 30      December 31
                                                           1997           1996
                                                        -----------    -----------
                                                        (Unaudited)       (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                          $   200,879    $   448,008
     United States Treasury securities                    3,215,330      3,394,514
     Royalties receivable                                 2,143,606      2,649,880
     Prepaid expenses                                        30,901          3,180
                                                        -----------    -----------
                           TOTAL CURRENT ASSETS           5,590,716      6,495,582

NONCURRENT ASSETS
     United States Treasury Notes                         5,350,112      5,124,451
     Prepaid pension expense                                262,648        254,726
                                                        -----------    -----------
                                                          5,612,760      5,379,177

PROPERTIES
     Mineral lands                                       37,838,536     37,838,536
     Less allowances for depletion and
          amortization                                   32,817,961     32,737,201
                                                        -----------    -----------
                                                          5,020,575      5,101,335
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (6/30/97 - $135,721; 12/31/96 - $127,730)          91,518         90,555
                                                        -----------    -----------
                                                          5,112,093      5,191,890
                                                        -----------    -----------
                                                        $16,315,569    $17,066,649
                                                        ===========    ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses              $    47,989    $   105,256
     Distributions                                        2,330,000      2,630,000
                                                        -----------    -----------
                           TOTAL CURRENT LIABILITIES      2,377,989      2,735,256

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest          13,937,580     14,331,393
                                                        -----------    -----------
                                                        $16,315,569    $17,066,649
                                                        ===========    ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.



                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                               Three Months Ended                    Six Months Ended
                                         ------------------------------       ------------------------------
                                                    June 30                               June 30
                                         ------------------------------       ------------------------------
                                             1997              1996               1997               1996
                                         -----------       ------------       ------------       ------------
Income:
     Royalties                           $ 2,293,605       $  1,542,801       $  4,563,290       $  4,020,079
     Interest and other income               139,463            144,342            322,976            279,449
                                         -----------       ------------       ------------       ------------
                                           2,433,068          1,687,143          4,886,266          4,299,528
Costs and expenses                           360,279            359,361            780,079            797,774
                                         -----------       ------------       ------------       ------------

     NET INCOME                          $ 2,072,789       $  1,327,782       $  4,106,187       $  3,501,754
                                         ===========       ============       ============       ============

     Average shares outstanding            1,500,000          1,500,000          1,500,000          1,500,000

     NET INCOME PER SHARE                $      1.38       $       0.88       $       2.74       $       2.33
                                         ===========       ============       ============       ============

     Distributions declared per share    $      1.50(1)    $       1.15(2)    $       3.00(3)    $       2.50(4)
     Distributions paid per share        $      1.50(5)    $       1.35(6)    $       3.20(7)    $       2.75(8)

(1)       $1.50 declared        6/16/97
                payable         7/31/97

(2)       $1.15 declared        6/17/96
                paid            7/31/96

(3)       $1.50 declared        3/17/97 plus      $1.50 declared    6/16/97
                paid            4/30/97                 payable     7/31/97

(4)       $1.35 declared        3/18/96 plus      $1.15 declared    6/17/96
                paid            4/30/96                 paid        7/31/96

(5)       $1.50 declared        3/17/97
                paid            4/30/97

(6)       $1.35 declared        3/18/96
                paid            4/30/96

(7)       $1.70 declared        12/16/96 plus      $1.50 declared     3/17/97
                paid            1/31/97                  paid         4/30/97

(8)       $1.40 declared        12/14/95 plus      $1.35 declared     3/18/96
                paid            1/31/96                  paid         4/30/96

See notes to condensed financial statements.



                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                 ----------------------------
                                                                           June 30
                                                                 ----------------------------
                                                                      1997            1996
                                                                 --------------    ----------
Cash flows from operating activities:
     Cash received from royalties and rents                      $    5,126,046    $4,803,993
     Cash paid to suppliers and employees                              -782,294      -803,599
     Interest received                                                  270,017       268,957
                                                                 --------------    ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                   4,613,769     4,269,351

Cash flows from investing activities:
     U.S. Treasury securities purchased                              -1,550,000    -1,699,297
     U.S. Treasury securities matured                                 1,500,000     1,912,109
     Net expenditures for equipment                                     -10,898       -16,209
                                                                 --------------    ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           -60,898       196,603

Cash flows from financing activities:
     Distributions paid                                              -4,800,000    -4,125,000
                                                                 --------------    ----------
          NET CASH USED IN FINANCING ACTIVITIES                      -4,800,000    -4,125,000
                                                                 --------------    ----------

Net increase (decrease) in cash and cash equivalents                   -247,129       340,954

Cash and cash equivalents at beginning of year                          448,008       262,525
                                                                 --------------    ----------

CASH AND CASH EQUIVALENTS AT JUNE 30                             $      200,879    $  603,479
                                                                 ==============    ==========

See notes to condensed financial statements.



                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      Periods of Three and Six Months ended June 30, 1997 and June 30, 1996

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 1997:

Attorneys' fees and expenses ....................................  $ 1,024,834
Cost of surface lands ...........................................    4,964,794
Shipment credits (cumulative) ...................................     -497,224
Asset disposition credits .......................................      -18,500
                                                                   -----------
Principal Charges account .......................................  $ 5,473,904
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

      Periods of Three and Six Months ended June 30, 1997 and June 30, 1996

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

Results of Operations:
Royalty income increased $543,211 and $750,804 during the first six months and second quarter of 1997, respectively, as compared to the same periods in 1996. These increases are mainly due to improved taconite production from Trust lands.

Interest and other income increased $43,527 during the first six months of 1997 compared to the first six months of 1996 primarily due to the sale of stockpile material and an improved return on investments.

Costs and expenses decreased $17,695 during the first six months of 1997 compared to the first six months of 1996 due mostly to reduced legal expenditures.

At their meeting held on June 16, 1997, the Trustees declared a second quarter distribution of $1.50 per share, amounting to $2,250,000 payable July 31, 1997 to certificate holders of record at the close of business on June 30, 1997. The Trustees have now declared two quarterly distributions in 1997. The first, in the amount of $1.50 per share, was paid on April 30, 1997 to certificate holders of record on March 31, 1997; and the second, that being the current distribution. The first and second quarter 1996 distributions were $1.35 and $1.15 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 1997 to certificate holders of record on September 30, 1997.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         At a hearing held on May 14, 1997, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 1996 were approved.

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

                                        GREAT NORTHERN IRON ORE PROPERTIES
                                                   (Registrant)


Date    July 17, 1997                   By  /s/  Harry L. Holtz
     ------------------                     -----------------------------------
                                            Harry L. Holtz
                                            President of the Trustees
                                            Chief Executive Officer

Date    July 17, 1997                   By  /s/  Thomas A. Janochoski
     ------------------                     -----------------------------------
                                            Thomas A. Janochoski
                                            Vice President and Secretary
                                            Chief Financial Officer