Form 10-Q
period 1997-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 1997-10-21
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended SEPTEMBER 30, 1997

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                              41-0788355
--------------------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification Number)

W-1290 First National Bank Building
           332 Minnesota Street
           Saint Paul, Minnesota                          55101-1361
--------------------------------------------------------------------------------
 (Address of principal executive office)                  (Zip Code)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Number of shares of beneficial interest outstanding on September 30, 1997:
1,500,000

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                          September 30     December 31
                                                              1997             1996
                                                          -----------      -----------
                                                          (Unaudited)         (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                            $   418,944      $   448,008
     United States Treasury securities                      3,114,388        3,394,514
     Royalties receivable                                   2,717,000        2,649,880
     Prepaid expenses                                          19,859            3,180
                                                          -----------      -----------
                           TOTAL CURRENT ASSETS             6,270,191        6,495,582

NONCURRENT ASSETS
     United States Treasury Notes                           4,956,418        5,124,451
     Prepaid pension expense                                  266,609          254,726
                                                          -----------      -----------
                                                            5,223,027        5,379,177

PROPERTIES
     Mineral lands                                         37,915,036       37,838,536
     Less allowances for depletion and
          amortization                                     32,858,341       32,737,201
                                                          -----------      -----------
                                                            5,056,695        5,101,335
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (9/30/97 - $140,546; 12/31/96 - $127,730)           113,385           90,555
                                                          -----------      -----------
                                                            5,170,080        5,191,890
                                                          -----------      -----------
                                                          $16,663,298      $17,066,649
                                                          ===========      ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                $    93,885      $   105,256
     Distributions                                          2,330,000        2,630,000
                                                          -----------      -----------
                           TOTAL CURRENT LIABILITIES        2,423,885        2,735,256

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest            14,239,413       14,331,393
                                                          -----------      -----------
                                                          $16,663,298      $17,066,649
                                                          ===========      ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended                     Nine Months Ended
                                        -------------------------------       ------------------------------
                                                 September 30                          September 30
                                        -------------------------------       ------------------------------
                                             1997               1996              1997               1996
                                        ------------        -----------       -----------        -----------
Income:
     Royalties                           $ 2,806,135        $ 3,158,644       $ 7,369,425        $ 7,178,723
     Interest and other income               130,789            133,314           453,765            412,763
                                        ------------        -----------       -----------        -----------
                                           2,936,924          3,291,958         7,823,190          7,591,486
Costs and expenses                           385,091            374,279         1,165,170          1,172,053
                                        ------------        -----------       -----------        -----------

     NET INCOME                          $ 2,551,833        $ 2,917,679       $ 6,658,020        $ 6,419,433
                                        ============        ===========       ===========        ===========

     Average shares outstanding            1,500,000          1,500,000         1,500,000          1,500,000

     NET INCOME PER SHARE                     $ 1.70             $ 1.95            $ 4.44             $ 4.28
                                        ============        ===========       ===========        ===========

     Distributions declared per share         $ 1.50 (1)         $ 1.60 (2)        $ 4.50 (3)         $ 4.10 (4)
     Distributions paid per share             $ 1.50 (5)         $ 1.15 (6)        $ 4.70 (7)         $ 3.90 (8)

(1)   $1.50 declared       9/15/97
            payable       10/31/97

(2)   $1.60 declared       9/16/96
            paid          10/31/96

(3)   $1.50 declared       3/17/97 plus      $1.50 declared   6/16/97 plus        $1.50 declared   9/15/97
            paid           4/30/97                 paid       7/31/97                   payable   10/31/97

(4)   $1.35 declared       3/18/96 plus      $1.15 declared   6/17/96 plus        $1.60 declared   9/16/96
            paid           4/30/96                 paid       7/31/96                   paid      10/31/96

(5)   $1.50 declared       6/16/97
            paid           7/31/97

(6)   $1.15 declared       6/17/96
            paid           7/31/96

(7)   $1.70 declared      12/16/96 plus      $1.50 declared   3/17/97 plus        $1.50 declared   6/16/97
            paid           1/31/97                 paid       4/30/97                   paid       7/31/97

(8)   $1.40 declared      12/14/95 plus      $1.35 declared   3/18/96 plus        $1.15 declared   6/17/96
            paid           1/31/96                 paid       4/30/96                   paid       7/31/96

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                       ------------------------
                                                             September 30
                                                       ------------------------
                                                          1997           1996
                                                       ----------    ----------
Cash flows from operating activities:
     Cash received from royalties and rents            $7,285,200    $6,403,171
     Cash paid to suppliers and employees              -1,069,203    -1,089,553
     Interest received                                    392,529       448,916
                                                       ----------    ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES     6,608,526     5,762,534

Cash flows from investing activities:
     U.S. Treasury securities purchased                -1,950,000    -3,499,297
     U.S. Treasury securities matured                   2,400,000     3,611,172
     Net expenditures for equipment                       -37,590       -27,004
                                                       ----------    ----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES       412,410        84,871

Cash flows from financing activities:
     Distributions paid                                -7,050,000    -5,850,000
                                                       ----------    ----------
          NET CASH USED IN FINANCING ACTIVITIES        -7,050,000    -5,850,000
                                                       ----------    ----------

Net decrease in cash and cash equivalents                 -29,064        -2,595

Cash and cash equivalents at beginning of year            448,008       262,525
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30              $  418,944    $  259,930
                                                       ==========    ==========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Periods of Three and Nine Months ended September 30, 1997 and September 30, 1996

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 1997:

Attorneys' fees and expenses ......................................  $ 1,024,834

Cost of surface lands .............................................    5,041,294

Shipment credits (cumulative) .....................................     -521,169

Asset disposition credits .........................................      -18,500
                                                                     -----------

Principal Charges account .........................................  $ 5,526,459
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

Periods of Three and Nine Months ended September 30, 1997 and September 30, 1996

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

Results of Operations:
Royalty income increased $190,702 during the first nine months of 1997, as compared to the same period in 1996, due mainly to increased net advance royalties and an overall improved average royalty rate. Royalty income decreased $352,509 during the third quarter of 1997, as compared to the third quarter of 1996, due mainly to reduced taconite production from Trust lands.

Interest and other income increased $41,002 during the first nine months of 1997 compared to the first nine months of 1996 primarily due to the sale of stockpile material and a slightly improved return on a greater amount of funds available for investment.

At their meeting held on September 15, 1997, the Trustees declared a third quarter distribution of $1.50 per share, amounting to $2,250,000 payable October 31, 1997 to certificate holders of record at the close of business on September 30, 1997. The Trustees have now declared three quarterly distributions in 1997. The first, in the amount of $1.50 per share, was paid on April 30, 1997 to certificate holders of record on March 31, 1997; the second, in the amount of $1.50 per share, was paid on July 31, 1997 to certificate holders of record on June 30, 1997; and the third, that being the current distribution. The first, second and third quarter 1996 distributions were $1.35, $1.15 and $1.60 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 1998 to certificate holders of record on December 31, 1997.

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

                                            GREAT NORTHERN IRON ORE PROPERTIES
                                                         (Registrant)


Date    October 17, 1997                    By  /s/  Harry L. Holtz
    ---------------------------------------   ----------------------------------
                                              Harry L. Holtz
                                              President of the Trustees
                                              Chief Executive Officer


Date    October 17, 1997                    By  /s/  Thomas A. Janochoski
    ---------------------------------------   ----------------------------------
                                              Thomas A. Janochoski
                                              Vice President and Secretary
                                              Chief Financial Officer