Form 10-K405
period 1997-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 1998-03-13
CIK 43410

ANNUAL REPORT ON FORM 10-K
                       GREAT NORTHERN IRON ORE PROPERTIES
                               DECEMBER 31, 1997

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997         Commission File Number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                                   41-0788355
-------------------------------------------          ---------------------------
       (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)

     W-1290 First National Bank Building
            332 Minnesota Street
            Saint Paul, Minnesota                             55101-1361
-------------------------------------------          ---------------------------
  (Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code           612/224-2385


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1998 - None

The number of shares of beneficial interest outstanding as of the close of the period covered by this report:

            Trustees' Certificates of Beneficial Interest--1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to certificate holders for the year ended December 31, 1997 are incorporated by reference into Part II.

PART I

Item 1.    BUSINESS

           The Registrant ("Trust") owns in fee, mineral and nonmineral lands on the Mesabi Iron Range of Minnesota. Income is derived through royalties on iron ore minerals (principally taconite) taken from these properties by lessees. The Registrant is presently involved solely with the leasing and care of these properties. There have been no significant changes in these functions since the beginning of the fiscal year.

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

           Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and of any established commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, Registrant's engineers estimate that the magnetic taconite under lease as of January 1, 1998 was equivalent to 397,900,000 tons of pellets.

           Present leases provide for minimum payments (advance royalties) aggregating approximately $2,034,000 for the year 1998 even if no taconite is mined. All of this amount is attributable to long-term taconite leases.

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

           The Registrant's royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, advance royalties collected and liquidation of advance royalties collected. Following is a summary of shipments by lessee during 1997, 1996 and 1995:

                                                      TONS SHIPPED
                                          -------------------------------------
                                              1997        1996         1995
                                          -------------------------------------

              Hibbing Taconite Company     2,607,332    1,890,509    3,381,057
              United States Steel
               Corporation (USX)           2,376,940    2,739,614    1,637,165
              National Steel Corporation     349,842    1,349,404      979,125
              LTV Steel Mining Company        29,120            -            -
                                          -------------------------------------
                                           5,363,234    5,979,527    5,997,347
                                          =====================================

           At December 31, 1997, the Registrant employed 11 persons. The Registrant has been engaged in only one line of business, namely the leasing and maintenance of its mineral properties. The business of the Registrant is not seasonal, but income depends upon production by mining companies which lease its properties. The Registrant has no operations in foreign countries and has no customers or lessees in foreign countries.

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

           The Trustees provided annual tax information in January 1998 to certificate holders of record with holdings on any of the four quarterly record dates during 1997. This information included a:

           Substitute Form 1099-MISC - This form reported one's 1997 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

           Trust Supplemental Statement - This statement reported the number of units (shares) held on any of the four quarterly record dates in 1997.

           Tax Return Guide - This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

           The following is a listing of the Registrant's current leases:

                                                                                                     LESSEE
                            NUMBER OF     GNIOP                                                    TERMINATION
       LEASE               LEASED ACRES  INTEREST    COUNTY LOCATION               TERM             PROVISION
--------------------------------------------------------------------------------------------------------------
Bennett Annex                   237        100%     St. Louis              1/1/1965 to 12/31/2039    1 year
Carmi-Campbell                1,597        100      St. Louis              7/1/1959 to 12/31/2010    1 year
Enterprise-Mississippi
   (incl. Stevenson, Sect.
   18 mines)                    776        100      St. Louis and Itasca   1/1/1961 to 12/31/2010    6 months
Hanna Taconite #1                40        100      Itasca                 4/1/1962 to 12/31/2010    6 months
Gray Annex                       40         50      St. Louis              1/1/1974 to 1/1/2049      1 year

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

           By a letter dated April 29, 1997, certificate holders of record as of March 31, 1997 and the reversioner were notified of a hearing on May 14, 1997 in Ramsey County Courthouse, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 1996. By Court Order signed and dated May 14, 1997, the said accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

           By a letter dated December 5, 1997, certificate holders of record as of September 30, 1997 and the reversioner were notified of a hearing on December 31, 1997 in Ramsey County Courthouse, Saint Paul, Minnesota, for the purpose of requesting a fee increase in Trustees' compensation of $10,000 each beginning in 1998. By Court Order signed and dated December 31, 1997, the said fee increase was granted with an effective date of January 1, 1998.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

           None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

           Shares of Beneficial Interest, Market Prices and Distributions on pages 3 and 4 of the annual report to certificate holders for the year ended December 31, 1997 are incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

           Selected Financial Data on page 2 of the annual report to certificate holders for the year ended December 31, 1997 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's Discussion and Analysis of Financial Condition and Results of Operations on page 2 of the annual report to certificate holders for the year ended December 31, 1997 are incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The following financial statements of the Registrant, included in the annual report to certificate holders for the year ended December 31, 1997, are incorporated herein by reference:

              Balance Sheets--December 31, 1997 and 1996.

              Statements of Income--Years ended December 31, 1997, 1996 and
              1995.

              Statements of Beneficiaries' Equity--Years ended December 31, 1997, 1996 and 1995.

              Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995.

              Notes to Financial Statements--December 31, 1997.

           Quarterly Results of Operations on page 4 of the annual report to certificate holders for the year ended December 31, 1997 are incorporated herein by reference.

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following trustees and officers whose terms of office are not fixed for a specified time:

                                                                        YEARS OF
                            NAME AND POSITION                   AGE     SERVICE
            --------------------------------------------------------------------

            Harry L. Holtz          President of the Trustees    79     26 years
            Joseph S. Micallef      Trustee                      64     21
            Roger W. Staehle        Trustee                      64     16
            Robert A. Stein         Trustee                      59     16
            Thomas A. Janochoski    Vice President and
                                      Secretary                  39       6

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

           THOMAS A. JANOCHOSKI
            Vice President and Secretary, Chief Financial Officer, Great
               Northern Iron Ore Properties.

           Mr. Joseph S. Micallef has been elected by the Board of Trustees to succeed Mr. Harry L. Holtz as President and Chief Executive Officer effective January 1, 1999.

           Executive employees in addition to those listed above include Roger
           P. Johnson, Manager of Mines and Chief Engineer.

           There are no family relationships among any of the above persons.

Item 11.   EXECUTIVE COMPENSATION

           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
                                                ------------------------------
                NAME AND PRINCIPAL POSITION      YEAR      SALARY       BONUS
           -------------------------------------------------------------------

           Harry L. Holtz, CEO and President
            of the Trustees                      1997      $80,000     $35,000
                                                 1996       80,000      35,000
                                                 1995       80,000      35,000

           The Trust Agreement (as modified by Court Orders) provides for 1997 annual compensation to the President of the Trustees of $80,000 and, in addition, a sum equal to one percent of the excess of the gross income of the Trust over $5,000,000 for that year until his annual compensation shall reach $115,000. By Court Order effective January 1, 1998, annual compensation to the President of the Trustees is $90,000 and, in addition, a sum equal to one percent of the excess of gross income of the Trust over $5,000,000 for that year until his annual compensation shall reach $125,000. No other executive's compensation exceeds $100,000. The Trustees, including the President, are not eligible to receive retirement benefits based on their services as Trustees. There are no options, SARs, long-term performance-based incentive plans or retirement benefits applicable to the CEO or the Trustees and, accordingly, disclosure tables with respect to such benefits have been omitted.

           COMPENSATION OF TRUSTEES

           The Trust Agreement (as modified by Court Orders) provides for 1997 annual compensation to each Trustee (other than the President) of $30,000, without any additional amounts payable for committee participation or special assignments. By Court Order effective January 1, 1998, annual compensation to each Trustee (other than the President) is $40,000, without any additional amounts payable for committee participation or special assignments. There are no other arrangements pursuant to which any Trustee was compensated for any services provided as a Trustee during the year.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           Because the compensation of the Trustees and the Chief Executive Officer is established by the Trust Agreement (as modified by Court Orders), there is no compensation committee for the Trustees and there is no Trustee compensation committee report on executive compensation. The Board of Trustees, as a whole, determines the compensation of executive officers other than the President and Chief Executive Officer.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) The only authorized securities of the Registrant are Trustees' Certificates of Beneficial Interest and the holders of these securities do not have voting rights. There were no entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 1997.

          (b) There were no securities owned by the Trustees or officers as of December 31, 1997.

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

                (3)   Listing of Exhibits:

                      Exhibit 13--Annual Report to Certificate Holders

                      Exhibit 23--Consent of Independent Auditors

                      Exhibit 27--Financial Data Schedule (only filed electronically via EDGAR)

                      Exhibit 99--Tax Return Guide

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K--Continued

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


                   GREAT NORTHERN IRON ORE PROPERTIES
                   ----------------------------------
                              (Registrant)



                  /s/ Harry L. Holtz                          2-15-98
                  ----------------------------------------    -----------------
                  Harry L. Holtz, Chief Executive Officer,           Date
                  Trustee and President of the Trustees


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  /s/ Joseph S. Micallef                      2-13-98
                  ----------------------------------------    -----------------
                  Joseph S. Micallef, Trustee                        Date

                  /s/ Roger W. Staehle                        2-18-98
                  ----------------------------------------    -----------------
                  Roger W. Staehle, Trustee                          Date


                  /s/ Robert A. Stein                         2-26-98
                  ----------------------------------------    -----------------
                  Robert A. Stein, Trustee                           Date


                  /s/ Thomas A. Janochoski                    2-13-98
                  ----------------------------------------    -----------------
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

                          YEAR ENDED DECEMBER 31, 1997



                       GREAT NORTHERN IRON ORE PROPERTIES

                       W-1290 First National Bank Building
                              332 Minnesota Street
                        Saint Paul, Minnesota 55101-1361

FORM 10-K--Item 14(a)(1) and (2)
GREAT NORTHERN IRON ORE PROPERTIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following financial statements of Great Northern Iron Ore Properties, included in the annual report of the Registrant to its certificate holders for the year ended December 31, 1997, are incorporated by reference in Item 8:

   Balance Sheets--December 31, 1997 and 1996

   Statements of Beneficiaries' Equity--Years ended December 31, 1997, 1996 and 1995

   Statements of Income--Years ended December 31, 1997, 1996 and 1995

   Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995

   Notes to Financial Statements--December 31, l997

All Item 14(d) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.