Form 10-Q
period 1998-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 1998-04-16
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended MARCH 31, 1998

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                     41-0788355
---------------------------------------           ------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

  W-1290 First National Bank Building
         332 Minnesota Street
         Saint Paul, Minnesota                              55101-1361
---------------------------------------           ------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares of beneficial interest outstanding on March 31, 1998: 1,500,000

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                        March 31     December 31
                                                          1998           1997
                                                       -----------   -----------
                                                       (Unaudited)      (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                         $   373,287   $   496,447
     United States Treasury securities                   4,753,138     3,378,688
     Royalties receivable                                1,866,938     1,897,554
     Prepaid expenses                                       35,830         4,938
                                                       -----------   -----------
                           TOTAL CURRENT ASSETS          7,029,193     5,777,627

NONCURRENT ASSETS
     United States Treasury Notes                        3,122,957     4,862,604
     Prepaid pension expense                               282,307       270,570
                                                       -----------   -----------
                                                         3,405,264     5,133,174

PROPERTIES
     Mineral lands                                      38,055,311    38,055,311
     Less allowances for depletion and
          amortization                                  32,942,251    32,898,721
                                                       -----------   -----------
                                                         5,113,060     5,156,590
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (3/31/98 - $153,985; 12/31/97 - $147,299)        105,547       112,233
                                                       -----------   -----------
                                                         5,218,607     5,268,823
                                                       -----------   -----------
                                                       $15,653,064   $16,179,624
                                                       ===========   ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses             $   101,152   $   110,156
     Distributions                                       1,800,000     2,250,000
                                                       -----------   -----------
                           TOTAL CURRENT LIABILITIES     1,901,152     2,360,156

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest         13,751,912    13,819,468
                                                       -----------   -----------
                                                       $15,653,064   $16,179,624
                                                       ===========   ===========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Months Ended
                                           --------------------------
                                                    March 31
                                           --------------------------
                                              1998            1997
                                           ----------      ----------
Income:
     Royalties                             $2,016,938      $2,269,685
     Interest and other income                149,418         183,513
                                           ----------      ----------
                                            2,166,356       2,453,198
Costs and expenses                            433,912         419,800
                                           ----------      ----------

     NET INCOME                            $1,732,444      $2,033,398
                                           ==========      ==========

     Weighted-average shares outstanding    1,500,000       1,500,000

     BASIC EARNINGS PER SHARE              $     1.15      $     1.36
                                           ==========      ==========

     Distributions declared per share      $     1.20(1)   $     1.50(3)
     Distributions paid per share          $     1.50(2)   $     1.70(4)

(1)      $1.20 declared     3/16/98
               payable      4/30/98

(2)      $1.50 declared     12/15/97
               paid         1/30/98

(3)      $1.50 declared     3/17/97
               paid         4/30/97

(4)      $1.70 declared     12/16/96
               paid         1/31/97

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                ------------------------
                                                                       March 31
                                                                ------------------------
                                                                   1998          1997
                                                                ----------   -----------
Cash flows from operating activities:
     Cash received from royalties and rents                     $2,072,894   $ 2,848,561
     Cash paid to suppliers and employees                         -435,329      -402,156
     Interest received                                             139,275       137,108
                                                                ----------   -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES              1,776,840     2,583,513

Cash flows from investing activities:
     U.S. Treasury securities purchased                                  0      -800,000
     U.S. Treasury securities matured                              350,000       650,000
     Net expenditures for equipment                                      0        -2,000
                                                                ----------   -----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      350,000      -152,000

Cash flows from financing activities:
     Distributions paid                                         -2,250,000    -2,550,000
                                                                ----------   -----------
          NET CASH USED IN FINANCING ACTIVITIES                 -2,250,000    -2,550,000
                                                                ----------   -----------

Net decrease in cash and cash equivalents                         -123,160      -118,487

Cash and cash equivalents at beginning of year                     496,447       448,008
                                                                ----------   -----------

CASH AND CASH EQUIVALENTS AT MARCH 31                           $  373,287   $   329,521
                                                                ==========   ===========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         Periods of Three Months ended March 31, 1998 and March 31, 1997

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties ("Trust") Annual Report on Form 10-K for the year ended December 31, 1997.

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 1998:

Attorneys' fees and expenses.................................   $1,024,834
Cost of surface lands .......................................    5,181,569
Shipment credits (cumulative)................................     -552,355
Asset disposition credits ...................................      -18,500
                                                                ----------

Principal Charges account ...................................   $5,635,548
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

         Periods of Three Months ended March 31, 1998 and March 31, 1997

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees' election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty years from April 6, 1995, that being April 6, 2015. At that time, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner.

Results of Operations:

Royalty income decreased $252,747 during the first three months of 1998 compared to the first three months of 1997 due mainly to decreased taconite production from Trust lands.

Interest and other income decreased $34,095 during the first three months of 1998 compared to the first three months of 1997 primarily due to the sale of stockpile material in 1997.

At their meeting held on March 16, 1998, the Trustees declared a distribution of $1.20 per share, amounting to $1,800,000 payable April 30, 1998 to certificate holders of record at the close of business on March 31, 1998. At their meeting held on March 17, 1997, the Trustees declared a distribution of $1.50 per share, amounting to $2,250,000 paid on April 30, 1997 to certificate holders of record at the close of business on March 31, 1997. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 1998 to certificate holders of record on June 30, 1998.

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

                                              GREAT NORTHERN IRON ORE PROPERTIES
                                                        (Registrant)


Date    April 16, 1998                      By  /s/  Harry L. Holtz
    -------------------------------------     ----------------------------------
                                                 Harry L. Holtz
                                                 President of the Trustees
                                                 Chief Executive Officer

Date    April 16, 1998                      By  /s/  Thomas A. Janochoski
    -------------------------------------     ----------------------------------
                                                 Thomas A. Janochoski
                                                 Vice President and Secretary
                                                 Chief Financial Officer