Form 10-Q
period 1998-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 1998-07-16
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended JUNE 30, 1998

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ___________ to ___________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                                   41-0788355
--------------------------------------          --------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)

 W-1290 First National Bank Building
         332 Minnesota Street
         Saint Paul, Minnesota                              55101-1361
--------------------------------------          --------------------------------
 (Address of principal executive office)                    (Zip Code)

                                 (651) 224-2385
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Number of shares of beneficial interest outstanding on June 30, 1998: 1,500,000

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                          June 30        December 31
                                                            1998            1997
                                                        ------------    ------------
                                                        (Unaudited)        (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                          $    215,773    $    496,447
     United States Treasury securities                     4,566,305       3,378,688
     Royalties receivable                                  2,675,777       1,897,554
     Prepaid expenses                                         26,250           4,938
                                                        ------------    ------------
                           TOTAL CURRENT ASSETS            7,484,105       5,777,627

NONCURRENT ASSETS
     United States Treasury Notes                          3,314,411       4,862,604
     Prepaid pension expense                                 294,044         270,570
                                                        ------------    ------------
                                                           3,608,455       5,133,174

PROPERTIES
     Mineral lands                                        38,126,311      38,055,311
     Less allowances for depletion and
          amortization                                    32,985,781      32,898,721
                                                        ------------    ------------
                                                           5,140,530       5,156,590
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (6/30/98 - $160,670; 12/31/97 - $147,299)           98,862         112,233
                                                        ------------    ------------
                                                           5,239,392       5,268,823
                                                        ------------    ------------
                                                        $ 16,331,952    $ 16,179,624
                                                        ============    ============
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses              $     45,475    $    110,156
     Distributions                                         2,250,000       2,250,000
                                                        ------------    ------------
                           TOTAL CURRENT LIABILITIES       2,295,475       2,360,156

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest           14,036,477      13,819,468
                                                        ------------    ------------
                                                        $ 16,331,952    $ 16,179,624
                                                        ============    ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months Ended                   Six Months Ended
                                            -----------------------------       -----------------------------
                                                       June 30                             June 30
                                            -----------------------------       -----------------------------
                                                1998              1997             1998               1997
                                            -----------       -----------       -----------       -----------
Income:
     Royalties                              $ 2,825,783       $ 2,293,605       $ 4,842,721       $ 4,563,290
     Interest and other income                  136,462           139,463           285,880           322,976
                                            -----------       -----------       -----------       -----------
                                              2,962,245         2,433,068         5,128,601         4,886,266
Costs and expenses                              427,680           360,279           861,592           780,079
                                            -----------       -----------       -----------       -----------

     NET INCOME                             $ 2,534,565       $ 2,072,789       $ 4,267,009       $ 4,106,187
                                            ===========       ===========       ===========       ===========

     Weighted-average shares outstanding      1,500,000         1,500,000         1,500,000         1,500,000

    BASIC EARNINGS PER SHARE                $      1.69       $      1.38       $      2.84       $      2.74
                                            ===========       ===========       ===========       ===========

     Distributions declared per share       $      1.50(1)    $      1.50(2)    $      2.70(3)    $      3.00(4)
     Distributions paid per share           $      1.20(5)    $      1.50(6)    $      2.70(7)    $      3.20(8)


(1)  $1.50 declared         6/15/98
           payable          7/31/98

(2)  $1.50 declared         6/16/97
           paid             7/31/97

(3)  $1.20 declared         3/16/98    plus       $1.50 declared    6/15/98
           paid             4/30/98                     payable     7/31/98

(4)  $1.50 declared         3/17/97    plus       $1.50 declared    6/16/97
           paid             4/30/97                     paid        7/31/97

(5)  $1.20 declared         3/16/98
           paid             4/30/98

(6)  $1.50 declared         3/17/97
           paid             4/30/97

(7)  $1.50 declared        12/15/97    plus       $1.20 declared     3/16/98
           paid             1/30/98                     paid         4/30/98

(8)  $1.70 declared        12/16/96    plus       $1.50 declared     3/17/97
           paid             1/31/97                     paid         4/30/97

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                 --------------------------
                                                                          June 30
                                                                 --------------------------
                                                                    1998            1997
                                                                 -----------    -----------
Cash flows from operating activities:
     Cash received from royalties and rents                      $ 4,034,938    $ 5,126,046
     Cash paid to suppliers and employees                           -870,628       -782,294
     Interest received                                               255,016        270,017
                                                                 -----------    -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                3,419,326      4,613,769

Cash flows from investing activities:
     U.S. Treasury securities purchased                           -1,000,000     -1,550,000
     U.S. Treasury securities matured                              1,350,000      1,500,000
     Net expenditures for equipment                                        0        -10,898
                                                                 -----------    -----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        350,000        -60,898

Cash flows from financing activities:
     Distributions paid                                           -4,050,000     -4,800,000
                                                                 -----------    -----------
          NET CASH USED IN FINANCING ACTIVITIES                   -4,050,000     -4,800,000
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                           -280,674       -247,129

Cash and cash equivalents at beginning of year                       496,447        448,008
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT JUNE 30                             $   215,773    $   200,879
                                                                 ===========    ===========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      Periods of Three and Six Months ended June 30, 1998 and June 30, 1997

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 1998:

Attorneys' fees and expenses. . . . . . . . . . . . . . . . . . . .  $ 1,024,834
Cost of surface lands . . . . . . . . . . . . . . . . . . . . . . .    5,252,569
Shipment credits (cumulative) . . . . . . . . . . . . . . . . . . .     -575,734
Asset disposition credits . . . . . . . . . . . . . . . . . . . . .      -20,000
                                                                     -----------

Principal Charges account . . . . . . . . . . . . . . . . . . . . .  $ 5,681,669
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

      Periods of Three and Six Months ended June 30, 1998 and June 30, 1997

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees' election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty
(20) years from April 6, 1995, that being April 6, 2015. The termination of the Trust on April 6, 2015 means that there will be no trading of the Trust's certificates of beneficial interest (shares) on the New York Stock Exchange beyond that date. At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner. By the terms of a District Court Order dated November 29, 1982, the reversioner is required to pay to a Principal Charges account (as explained in the Trust's Annual Report which is sent to all certificate holders every year) the cost of acquiring homes and land parcels on the iron formation that are in the way of mining by U.S. Steel Corporation under its 1959 lease with the Trustees. If the reversioner fails to pay this account balance, which currently approximates $5.7 million and which may increase, the Trustees are required to sell or mortgage the properties and add the proceeds to the cash distributable to the then certificate holders at the termination of the Trust.

Results of Operations:
Royalty income increased $279,431 and $532,178 during the first six months and second quarter of 1998, respectively, as compared to the same periods in 1997. These increases are mainly due to improved taconite production from Trust lands.

Interest and other income decreased $37,096 during the first six months of 1998 compared to the first six months of 1997 primarily due to the sale of stockpile material in 1997.

Costs and expenses increased $81,513 and $67,401 during the first six months and second quarter of 1998, respectively, compared to the same periods in 1997. These increases are mainly due to legal expenditures incurred pertaining to surface land acquisitions.

At their meeting held on June 15, 1998, the Trustees declared a second quarter distribution of $1.50 per share, amounting to $2,250,000 payable July 31, 1998 to certificate holders of record at the close of business on June 30, 1998. The Trustees have now declared two quarterly distributions in 1998. The first, in the amount of $1.20 per share, was paid on April 30, 1998 to certificate holders of record on March 31, 1998; and the second, that being the current distribution. The first and second quarter 1997 distributions were $1.50 and $1.50 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 1998 to certificate holders of record on September 30, 1998.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         At a hearing held on April 29, 1998, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 1997 were approved.

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

                                          GREAT NORTHERN IRON ORE PROPERTIES
                                          ----------------------------------
                                                    (Registrant)


Date    July 16, 1998                    By /s/ Harry L. Holtz
    --------------------------             -------------------------------------
                                           Harry L. Holtz
                                           President of the Trustees
                                           Chief Executive Officer

Date    July 16, 1998                    By /s/ Thomas A. Janochoski
    --------------------------             -------------------------------------
                                           Thomas A. Janochoski
                                           Vice President and Secretary
                                           Chief Financial Officer