Form 10-Q
period 1998-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 1998-10-20
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended SEPTEMBER 30, 1998

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                               41-0788355
----------------------------------------          ------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

W-1290 First National Bank Building
           332 Minnesota Street
           Saint Paul, Minnesota                          55101-1361
----------------------------------------          ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of beneficial interest outstanding on September 30, 1998:
1,500,000

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                       September 30  December 31
                                                           1998         1997
                                                       ------------  -----------
                                                       (Unaudited)      (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                         $   172,160   $   496,447
     United States Treasury securities                   4,159,806     3,378,688
     Royalties receivable                                3,605,995     1,897,554
     Prepaid expenses                                       16,682         4,938
                                                       -----------   -----------
                          TOTAL CURRENT ASSETS           7,954,643     5,777,627

NONCURRENT ASSETS
     United States Treasury Notes                        4,140,913     4,862,604
     Prepaid pension expense                               305,781       270,570
                                                       -----------   -----------
                                                         4,446,694     5,133,174

PROPERTIES
     Mineral lands                                      38,126,311    38,055,311
     Less allowances for depletion and
          amortization                                  33,029,311    32,898,721
                                                       -----------   -----------
                                                         5,097,000     5,156,590
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (9/30/98 - $158,931; 12/31/97 - $147,299)        110,983       112,233
                                                       -----------   -----------
                                                         5,207,983     5,268,823
                                                       -----------   -----------
                                                       $17,609,320   $16,179,624
                                                       ===========   ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses             $    96,645   $   110,156
     Distributions                                       2,700,000     2,250,000
                                                       -----------   -----------

                          TOTAL CURRENT LIABILITIES      2,796,645     2,360,156

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest         14,812,675    13,819,468
                                                       -----------   -----------
                                                       $17,609,320   $16,179,624

                                                       ===========   ===========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                            Three Months Ended                Nine Months Ended
                                        --------------------------     ---------------------------
                                               September 30                     September 30
                                        --------------------------     ---------------------------
                                           1998            1997            1998            1997
                                        ----------      ----------      ----------      ----------
Income:
     Royalties                          $3,755,995      $2,806,135      $8,598,716      $7,369,425
     Interest and other income             131,136         130,789         417,016         453,765
                                        ----------      ----------      ----------      ----------
                                         3,887,131       2,936,924       9,015,732       7,823,190
Costs and expenses                         410,933         385,091       1,272,525       1,165,170
                                        ----------      ----------      ----------      ----------

     NET INCOME                         $3,476,198      $2,551,833      $7,743,207      $6,658,020
                                        ==========      ==========      ==========      ==========

     Weighted average shares
       outstanding                       1,500,000       1,500,000       1,500,000       1,500,000

     BASIC EARNINGS PER SHARE           $     2.32      $     1.70      $     5.16      $     4.44
                                        ==========      ==========      ==========      ==========

     Distributions declared per share   $     1.80(1)   $     1.50(2)   $     4.50(3)   $     4.50(4)
     Distributions paid per share       $     1.50(5)   $     1.50(6)   $     4.20(7)   $     4.70(8)

(1)  $1.80 declared      9/18/98
           payable      10/30/98

(2)  $1.50 declared      9/15/97
           paid         10/31/97

(3)  $1.20 declared      3/16/98  plus  $1.50 declared 6/15/98  plus       $1.80 declared  9/18/98
           paid          4/30/98               paid    7/31/98                    payable 10/30/98

(4)  $1.50 declared      3/17/97  plus  $1.50 declared 6/16/97  plus       $1.50 declared  9/15/97
           paid          4/30/97               paid    7/31/97                       paid 10/31/97

(5)  $1.50 declared      6/15/98
           paid          7/31/98

(6)  $1.50 declared      6/16/97
           paid          7/31/97

(7)  $1.50 declared     12/15/97  plus  $1.20 declared 3/16/98  plus       $1.50 declared  6/15/98
           paid          1/30/98               paid    4/30/98                       paid  7/31/98

(8)  $1.70 declared     12/16/96  plus  $1.50 declared 3/17/97  plus       $1.50 declared  6/16/97
           paid          1/31/97               paid    4/30/97                       paid  7/31/97


See notes to condensed financial statements.
                                      -3-

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                    Nine Months Ended
                                                                ------------------------
                                                                      September 30
                                                                ------------------------
                                                                    1998          1997
                                                                -----------   ----------
Cash flows from operating activities:
     Cash received from royalties and rents                     $ 6,868,711   $7,285,200
     Cash paid to suppliers and employees                        -1,182,221   -1,069,203
     Interest received                                              358,153      392,529
                                                                -----------   ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES               6,044,643    6,608,526

Cash flows from investing activities:
     U.S. Treasury securities purchased                          -2,200,000   -1,950,000
     U.S. Treasury securities matured                             2,150,000    2,400,000
     Net expenditures for equipment                                 -18,930      -37,590
                                                                -----------   ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       -68,930      412,410

Cash flows from financing activities:
     Distributions paid                                          -6,300,000   -7,050,000
                                                                -----------   ----------
          NET CASH USED IN FINANCING ACTIVITIES                  -6,300,000   -7,050,000
                                                                -----------   ----------

Net decrease in cash and cash equivalents                          -324,287      -29,064

Cash and cash equivalents at beginning of year                      496,447      448,008
                                                                -----------   ----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                       $   172,160   $  418,944
                                                                ===========   ==========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Periods of Three and Nine Months ended September 30, 1998 and September 30, 1997

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 1998:

Attorneys' fees and expenses .............................  $1,024,834
Cost  of  surface  lands .................................   5,252,569
Shipment  credits  (cumulative) ..........................    -597,480
Asset  disposition  credits ..............................     -20,000
                                                            ----------
Principal  Charges  account ..............................  $5,659,923
                                                            ==========



Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Periods of Three and Nine Months ended September 30, 1998 and September 30, 1997

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees' election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty
(20) years from April 6, 1995, that being April 6, 2015. The termination of the Trust on April 6, 2015 means that there will be no trading of the Trust's 1,500,000 certificates of beneficial interest (shares) on the New York Stock Exchange beyond that date. At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner. By the terms of a District Court Order dated November 29, 1982, the reversioner is required to pay to a Principal Charges account (as explained in the Trust's Annual Report which is sent to all certificate holders every year) the cost of acquiring homes and land parcels on the iron formation that are in the way of mining by U.S. Steel Corporation under its 1959 lease with the Trustees. This account balance, which currently approximates $5.7 million and which may increase or decrease, will be added to the cash distributable to the then certificate holders at the termination of the Trust.

Results of Operations:
Royalty income increased $1,229,291 and $949,860 during the first nine months and third quarter of 1998, respectively, as compared to the same periods in 1997. These increases are mainly due to improved taconite production from Trust lands.

Interest and other income decreased $36,749 during the first nine months of 1998 as compared to the same period in 1997. This decrease is primarily due to the sale of stockpile material in 1997.

Costs and expenses increased $107,355 and $25,842 during the first nine months and third quarter of 1998, respectively, compared to the same periods in 1997. These increases are mainly due to legal expenditures incurred pertaining to surface land acquisitions.

At their meeting held on September 18, 1998, the Trustees declared a third quarter distribution of $1.80 per share, amounting to $2,700,000 payable October 30, 1998 to certificate holders of record at the close of business on September 30, 1998. The Trustees have now declared three quarterly distributions in 1998. The first, in the amount of $1.20 per share, was paid on April 30, 1998 to certificate holders of record on March 31, 1998;

the second, in the amount of $1.50 per share, was paid July 31, 1998 to certificate holders of record at the close of business of June 30, 1998; and the third, that being the current distribution. The first, second and third quarter 1997 distributions were $1.50, $1.50 and $1.50 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 1999 to certificate holders of record on December 31, 1998.

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


                           PART II. OTHER INFORMATION
                           --------------------------


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
                                              ----------------------------------
                                                       (Registrant)

Date    October 20, 1998                    By  /s/  Harry L. Holtz
     ---------------------                    ---------------------------------
                                                 Harry L. Holtz
                                                 President of the Trustees
                                                 Chief Executive Officer

Date    October 20, 1998                    By  /s/  Thomas A. Janochoski
     ---------------------                    ----------------------------------
                                                 Thomas A. Janochoski
                                                 Vice President and Secretary
                                                 Chief Financial Officer