Form 10-K405
period 1998-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 1999-03-12
CIK 43410

ANNUAL REPORT ON FORM 10-K

                       GREAT NORTHERN IRON ORE PROPERTIES

                               DECEMBER 31, 1998

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998         Commission File Number 1-701
                          -----------------                                -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Minnesota                                41-0788355
----------------------------------------------       ---------------------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                  Identification No.)

     W-1290 First National Bank Building
             332 Minnesota Street
             Saint Paul, Minnesota                           55101-1361
----------------------------------------------       ---------------------------
   (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code         651 / 224-2385
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
             Title of Each Class                          Which Registered
             -------------------                     ---------------------------

Trustees' Certificates of Beneficial Interest          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act--None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1999 - None

The number of shares of beneficial interest outstanding as of the close of the period covered by this report:

            Trustees' Certificates of Beneficial Interest--1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to certificate holders for the year ended December 31, 1998 are incorporated by reference into Part II.

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

          Registrant owns mineral interests in 12,033 acres on the Mesabi Iron Formation, including approximately 7,443 acres which are wholly owned, 1,080 acres in which Registrant is a tenant in common with a 91% interest, 3,350 acres in tenancy in common with a 50% interest and 160 acres in tenancy in common with other fractional interests. Of said total, 7,152 acres are under lease and 4,881 acres are unleased.

          Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and of any established commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, Registrant's engineers estimate that the magnetic taconite under lease as of January 1, 1999 was equivalent to 396,000,000 tons of pellets.

          Present leases provide for minimum payments (advance royalties) aggregating approximately $2,360,000 for the year 1999 even if no taconite is mined. All of this amount is attributable to long-term taconite leases.

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

          The Registrant's royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, advance royalties collected and liquidation of advance royalties collected. Following is a summary of shipments by lessee during 1998, 1997 and 1996:

                                                            TONS SHIPPED
                                                 -------------------------------
                                                   1998       1997       1996
                                                 -------------------------------

          United States Steel Corporation (USX)  2,833,531  2,376,940  2,739,614
          Hibbing Taconite Company               2,739,779  2,607,332  1,890,509
          National Steel Corporation               656,164    349,842  1,349,404
          LTV Steel Mining Company                 154,752     29,120         --
                                                 -------------------------------
                                                 6,384,226  5,363,234  5,979,527
                                                 ===============================

          At December 31, 1998, the Registrant employed 11 persons. The Registrant has been engaged in only one line of business, namely the leasing and maintenance of its mineral properties. The business of the Registrant is not seasonal, but income depends upon production by mining companies which lease its properties. The Registrant has no operations in foreign countries and has no customers or lessees in foreign countries.

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

          The Trustees provided annual tax information in January 1999 to certificate holders of record with holdings on any of the four quarterly record dates during 1998. This information included a:

          Substitute Form 1099-MISC - This form reported one's 1998 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

          Trust Supplemental Statement - This statement reported the number of units (shares) held on any of the four quarterly record dates in 1998.

          Tax Return Guide - This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

          The following is a listing of the Registrant's current leases:

                                                                                                                          LESSEE
                                                NUMBER OF    GNIOP                                                      TERMINATION
                           LEASE              LEASED ACRES  INTEREST    COUNTY LOCATION                   TERM           PROVISION
          -------------------------------------------------------------------------------------------------------------------------
          Bennett Annex                            237        100%     St. Louis               1/1/1965 to 12/31/2039      1 year
          Carmi-Campbell                         1,597        100      St. Louis               7/1/1959 to 12/31/2010      1 year

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

          Ontario                                1,397         50      St. Louis and Itasca    7/1/1978 to 12/31/2016      1 year
          Ontario                                  400        100      St. Louis and Itasca    7/1/1978 to 12/31/2016      1 year
          Ontario #3                                80         25      St. Louis               1/2/1993 to 12/31/2016      1 year
          Mahoning                                 980        100      St. Louis and Itasca    1/1/1979 to 12/31/2026      1 year
          Russell Annex                            120         50      Itasca                  1/1/1966 to 12/31/2040      1 year

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

          By a letter dated April 1, 1998, certificate holders of record as of March 31, 1998 and the reversioner were notified of a hearing on April 29, 1998 in Ramsey County Courthouse, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 1997. By Court Order signed and dated May 1, 1998, the said accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

          None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

          Shares of Beneficial Interest, Market Prices and Distributions on pages 3 and 4 of the annual report to certificate holders for the year ended December 31, 1998 are incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

          Selected Financial Data on page 2 of the annual report to certificate holders for the year ended December 31, 1998 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations on page 2 of the annual report to certificate holders for the year ended December 31, 1998 are incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following financial statements of the Registrant, included in the annual report to certificate holders for the year ended December 31, 1998, are incorporated herein by reference:

            Balance Sheets--December 31, 1998 and 1997.

            Statements of Income--Years ended December 31, 1998, 1997 and 1996.

            Statements of Beneficiaries' Equity--Years ended December 31, 1998, 1997 and 1996.

            Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996.

            Notes to Financial Statements--December 31, 1998.

          Quarterly Results of Operations on page 4 of the annual report to certificate holders for the year ended December 31, 1998 are incorporated herein by reference.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following trustees and officers whose terms of office are not fixed for a specified time:

                                                                        YEARS OF
                        NAME AND POSITION                        AGE    SERVICE
          ----------------------------------------------------------------------

          Harry L. Holtz*         President of the Trustees       80    27 years
          Joseph S. Micallef*     Trustee                         65    22
          Roger W. Staehle        Trustee                         65    17
          Robert A. Stein         Trustee                         60    17
          Thomas A. Janochoski    Vice President and Secretary    40     7

          Principal occupations of Trustees and officers during the last five years:

          HARRY L. HOLTZ
            President and Chief Executive Officer, Great Northern Iron Ore
               Properties until December 31, 1998.

          JOSEPH S. MICALLEF
            Consultant and Director, Fiduciary Counselling, Inc., St. Paul,
               Minnesota until December 31, 1998;
            Advisory Director, First Trust National Association until February
               27, 1996;
            President and Chief Executive Officer, Fiduciary Counselling, Inc.,
               St. Paul, Minnesota until December 31, 1995.

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

          THOMAS A. JANOCHOSKI
            Vice President and Secretary, Chief Financial Officer, Great
               Northern Iron Ore Properties.

          *Mr. Joseph S. Micallef has been elected by the Board of Trustees to succeed Mr. Harry L. Holtz as President and Chief Executive Officer effective January 1, 1999.

          Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

          There are no family relationships among any of the above persons.

Item 11.  EXECUTIVE COMPENSATION

          SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                 -------------------------------
               NAME AND PRINCIPAL POSITION        YEAR       SALARY       BONUS
          ----------------------------------------------------------------------

          Harry L. Holtz, CEO and President
             of the Trustees                      1998       $90,000     $35,000
                                                  1997        80,000      35,000
                                                  1996        80,000      35,000

          The Trust Agreement (as modified by Court Orders) provides for 1997 and 1996 annual compensation to the President of the Trustees of $80,000 and, in addition, a sum equal to one percent of the excess of the gross income of the Trust over $5,000,000 for that year until his annual compensation shall reach $115,000. By Court Order effective January 1, 1998, annual compensation to the President of the Trustees is $90,000 and, in addition, a sum equal to one percent of the excess of gross income of the Trust over $5,000,000 for that year until his annual compensation shall reach $125,000. No other executive's compensation exceeds $100,000. The Trustees, including the President, are not eligible to receive retirement benefits based on their services as Trustees. There are no options, SARs, long-term performance-based incentive plans or retirement benefits applicable to the CEO or the Trustees and, accordingly, disclosure tables with respect to such benefits have been omitted.

          COMPENSATION OF TRUSTEES

          The Trust Agreement (as modified by Court Orders) provides for 1997 and 1996 annual compensation to each Trustee (other than the President) of $30,000, without any additional amounts payable for committee participation or special assignments. By Court Order effective January 1, 1998, annual compensation to each Trustee (other than the President) is $40,000, without any additional amounts payable for committee participation or special assignments. There are no other arrangements pursuant to which any Trustee was compensated for any services provided as a Trustee during the year.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) The only authorized securities of the Registrant are Trustees' Certificates of Beneficial Interest and the holders of these securities do not have voting rights. There were no entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 1998.

          (b) There were no securities owned by the Trustees or officers as of December 31, 1998.

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

                  GREAT NORTHERN IRON ORE PROPERTIES
                  ----------------------------------
                             (Registrant)



                  /s/ Joseph S. Micallef                       February 22, 1999
                  ------------------------------------------   -----------------
                  Joseph S. Micallef, Chief Executive                Date
                     Officer, Trustee and President of the
                     Trustees as of January 1, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                  /s/ Harry L. Holtz                           February 19, 1999
                  ------------------------------------------   -----------------
                  Harry L. Holtz,  Chief Executive  Officer,         Date
                     Trustee and President of the Trustees
                     through December 31, 1998



                  /s/ Roger W. Staehle                         February 18, 1999
                  ------------------------------------------   -----------------
                  Roger W. Staehle, Trustee                          Date



                  /s/ Robert A. Stein                          February 11, 1999
                  ------------------------------------------   -----------------
                  Robert A. Stein, Trustee                           Date



                  /s/ Thomas A. Janochoski                     February 22, 1999
                  ------------------------------------------   -----------------
                  Thomas A. Janochoski, Vice President               Date
                     and Secretary, Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) and (2) and ITEM 14(d)

              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1998



                       GREAT NORTHERN IRON ORE PROPERTIES

                       W-1290 First National Bank Building
                              332 Minnesota Street
                        Saint Paul, Minnesota 55101-1361

FORM 10-K--Item 14(a)(1) and (2)
GREAT NORTHERN IRON ORE PROPERTIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




The following financial statements of Great Northern Iron Ore Properties, included in the annual report of the Registrant to its certificate holders for the year ended December 31, 1998, are incorporated by reference in Item 8:

   Balance Sheets--December 31, 1998 and 1997

   Statements of Income--Years ended December 31, 1998, 1997 and 1996

   Statements of Beneficiaries' Equity--Years ended December 31, 1998, 1997 and 1996

   Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

   Notes to Financial Statements--December 31, l998

All Item 14(d) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.