Form 10-Q
period 1999-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 1999-07-20
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended JUNE 30, 1999

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                             41-0788355
      -------------------------------             ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)

    W-1290 First National Bank Building
           332 Minnesota Street
           Saint Paul, Minnesota                            55101-1361
 ---------------------------------------                    ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Number of shares of beneficial interest outstanding on June 30, 1999: 1,500,000
                                                                      ---------

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                                                  June 30            December 31
                                                                                   1999                 1998
                                                                                -----------          -----------
                                                                                (Unaudited)            (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $   197,585          $   941,071
     United States Treasury securities                                            4,519,152            4,227,268
     Royalties receivable                                                         2,790,744            2,485,333
     Prepaid expenses                                                                23,482                3,755
                                                                                -----------          -----------
                            TOTAL CURRENT ASSETS                                  7,530,963            7,657,427

NONCURRENT ASSETS
     United States Treasury Notes                                                 3,314,091            4,083,331
     Prepaid pension expense                                                        375,458              317,518
                                                                                -----------          -----------
                                                                                  3,689,549            4,400,849

PROPERTIES
     Mineral lands                                                               38,276,311           38,246,311
     Less allowances for depletion and
          amortization                                                           33,165,781           33,072,841
                                                                                -----------          -----------
                                                                                  5,110,530            5,173,470
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (6/30/99 - $166,738; 12/31/98 - $166,137)                                 114,220              109,278
                                                                                -----------          -----------
                                                                                  5,224,750            5,282,748
                                                                                -----------          -----------
                                                                                $16,445,262          $17,341,024
                                                                                ===========          ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $    43,254          $   119,456
     Distributions                                                                2,250,000            2,700,000
                                                                                -----------          -----------
                            TOTAL CURRENT LIABILITIES                             2,293,254            2,819,456

BENEFICIARIES' EQUITY, including certificate holders' equity, represented by 1,500,000 shares of beneficial interest
     authorized and outstanding, and reversionary interest                       14,152,008           14,521,568
                                                                                -----------          -----------
                                                                                $16,445,262          $17,341,024
                                                                                ===========          ===========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                               Three Months Ended             Six Months Ended
                                            ------------------------      ------------------------
                                                    June 30                       June 30
                                            ------------------------      ------------------------
                                               1999           1998           1999          1998
                                            ----------    -----------     ----------    ----------
Income:
     Royalties                              $3,065,743    $ 2,825,783     $4,518,591    $4,842,721
     Interest and other income                 113,046        136,462        253,940       285,880
                                            ----------    -----------     ----------    ----------
                                             3,178,789      2,962,245      4,772,531     5,128,601
Costs and expenses                             366,413        427,680        792,091       861,592
                                            ----------    -----------     ----------    ----------

     NET INCOME                             $2,812,376    $ 2,534,565     $3,980,440    $4,267,009
                                            ==========    ===========     ==========    ==========

     Weighted-average shares outstanding     1,500,000      1,500,000      1,500,000     1,500,000

     BASIC EARNINGS PER SHARE               $     1.87    $      1.69     $     2.65    $     2.84
                                            ==========    ===========     ==========    ==========

     Distributions declared per share       $     1.50(1) $      1.50(2)  $     2.90(3) $     2.70(4)
     Distributions paid per share           $     1.40(5) $      1.20(6)  $     3.20(7) $     2.70(8)

(1) $1.50 declared     6/14/99
          payable      7/30/99

(2) $1.50 declared     6/15/98
          paid         7/31/98

(3) $1.40 declared     3/11/99     plus   $1.50 declared    6/14/99
          paid         4/30/99                  payable     7/30/99

(4) $1.20 declared     3/16/98     plus   $1.50 declared    6/15/98
          paid         4/30/98                  paid        7/31/98

(5) $1.40 declared     3/11/99
          paid         4/30/99

(6) $1.20 declared     3/16/98
          paid         4/30/98

(7) $1.80 declared    12/14/98     plus   $1.40 declared    3/11/99
          paid         1/29/99                  paid        4/30/99

(8) $1.50 declared    12/15/97     plus   $1.20 declared    3/16/98
          paid         1/30/98                  paid        4/30/98

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                      -------------------------
                                                               June 30
                                                      -------------------------
                                                          1999          1998
                                                      -----------    ----------
Cash flows from operating activities:
     Cash received from royalties and rents           $ 4,209,693    $4,034,938
     Cash paid to suppliers and employees                (837,472)     (870,628)
     Interest received                                    230,486       255,016
                                                      -----------    ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES     3,602,707     3,419,326

Cash flows from investing activities:
     U.S. Treasury securities purchased                (2,025,000)   (1,000,000)
     U.S. Treasury securities matured                   2,499,297     1,350,000
     Net expenditures for equipment                       (20,490)            0
                                                      -----------    ----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES       453,807       350,000

Cash flows from financing activities:
     Distributions paid                                (4,800,000)   (4,050,000)
                                                      -----------    ----------
          NET CASH USED IN FINANCING ACTIVITIES        (4,800,000)   (4,050,000)
                                                      -----------    ----------

Net decrease in cash and cash equivalents                (743,486)     (280,674)

Cash and cash equivalents at beginning of year            941,071       496,447
                                                      -----------    ----------

CASH AND CASH EQUIVALENTS AT JUNE 30                  $   197,585    $  215,773
                                                      ===========    ==========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      Periods of Three and Six Months ended June 30, 1999 and June 30, 1998

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 1999:

Attorneys' fees and expenses . . . . . . . . . . . . . . . . .  $ 1,024,834
Cost of surface lands  . . . . . . . . . . . . . . . . . . . .    5,402,569
Shipment credits (cumulative)  . . . . . . . . . . . . . . . .     (664,192)
Asset disposition credits  . . . . . . . . . . . . . . . . . .      (20,000)
                                                                -----------
Principal Charges account  . . . . . . . . . . . . . . . . . .  $ 5,743,211
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

      Periods of Three and Six Months ended June 30, 1999 and June 30, 1998

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

Results of Operations:
Royalties decreased $324,130 during the first six months of 1999, as compared to the same period in 1998, due mainly to reduced year to date taconite production from our properties. Royalties increased $239,960 during the second quarter of 1999, as compared to the same period in 1998, due mainly to increased quarterly taconite production from our properties.

Interest and other income decreased $31,940 and $23,416 during the first six months and second quarter of 1999, respectively, as compared to the same periods in 1998. These decreases are mainly due to reduced 1999 interest income resulting from a lower overall yield on funds invested and also reduced 1999 revenues from timber removals.

Costs and expenses decreased $69,501 and $61,267 during the first six months and second quarter of 1999, respectively, as compared to the same periods in 1998. These decreases are mainly due to legal expenditures incurred in 1998 pertaining to surface land acquisitions.

At their meeting held on June 14, 1999, the Trustees declared a second quarter distribution of $1.50 per share, amounting to $2,250,000 payable July 30, 1999 to certificate holders of record at the close of business on June 30, 1999. The Trustees have now declared two quarterly distributions in 1999. The first, in the amount of $1.40 per share, was paid on April 30, 1999 to certificate holders of record on March 31, 1999; and the second, that being the current distribution. The first and second quarter 1998 distributions were $1.20 and $1.50 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 1999 to certificate holders of record on September 30, 1999.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         At a hearing held on May 12, 1999, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 1998 were approved.

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

                                   GREAT NORTHERN IRON ORE PROPERTIES
                                   ----------------------------------
                                             (Registrant)



Date    July 20, 1999              By  /s/  Joseph S. Micallef
    ---------------------------      -------------------------------------------
                                        Joseph S. Micallef
                                        President of the Trustees
                                        Chief Executive Officer

Date    July 20, 1999              By  /s/  Thomas A. Janochoski
    ---------------------------      -------------------------------------------
                                        Thomas A. Janochoski
                                        Vice President and Secretary
                                        Chief Financial Officer