Form 10-Q
period 1999-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 1999-10-20
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended SEPTEMBER 30, 1999

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                            41-0788355
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

W-1290 First National Bank Building
       332 Minnesota Street
       Saint Paul, Minnesota                                      55101-1361
 ---------------------------------------                          ----------
 (Address of principal executive office)                          (Zip Code)

                                 (651) 224-2385
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares of beneficial interest outstanding on September 30, 1999:
1,500,000

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                                 September 30    December 31
                                                                     1999            1998
                                                                 ------------    -----------
                                                                  (Unaudited)       (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $   547,968    $   941,071
     United States Treasury securities                              4,466,538      4,227,268
     Royalties receivable                                           2,782,587      2,485,333
     Prepaid expenses                                                  14,913          3,755
                                                                  -----------    -----------
                                     TOTAL CURRENT ASSETS           7,812,006      7,657,427

NONCURRENT ASSETS
     United States Treasury Notes                                   3,640,579      4,083,331
     Prepaid pension expense                                          404,427        317,518
                                                                  -----------    -----------
                                                                    4,045,006      4,400,849

PROPERTIES
     Mineral lands                                                 38,276,311     38,246,311
     Less allowances for depletion and
          amortization                                             33,212,251     33,072,841
                                                                  -----------    -----------
                                                                    5,064,060      5,173,470
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (9/30/99 - $174,453; 12/31/98 - $166,137)                   107,500        109,278
                                                                  -----------    -----------
                                                                    5,171,560      5,282,748
                                                                  -----------    -----------
                                                                  $17,028,572    $17,341,024
                                                                  ===========    ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                        $    91,074    $   119,456
     Distributions                                                  2,400,000      2,700,000
                                                                  -----------    -----------
                                     TOTAL CURRENT LIABILITIES      2,491,074      2,819,456

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest                    14,537,498     14,521,568
                                                                  -----------    -----------
                                                                  $17,028,572    $17,341,024
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

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                  Three Months Ended                Nine Months Ended
                                              ----------------------------      ----------------------------
                                                     September 30                      September 30
                                              ----------------------------      ----------------------------
                                                 1999             1998             1999              1998
                                              -----------      -----------      -----------       ----------
Income:
     Royalties                                $ 3,057,655      $ 3,755,995       $ 7,576,246      $ 8,598,716
     Interest and other income                    111,635          131,136           365,575          417,016
                                              -----------      -----------      ------------      -----------
                                                3,169,290        3,887,131         7,941,821        9,015,732
Costs and expenses                                383,800          410,933         1,175,891        1,272,525
                                              -----------      -----------      ------------      -----------

     NET INCOME                               $ 2,785,490      $ 3,476,198       $ 6,765,930      $ 7,743,207
                                              ===========      ===========      ============      ===========

     Weighted-average shares outstanding        1,500,000        1,500,000         1,500,000        1,500,000

    BASIC EARNINGS PER SHARE                  $      1.86      $      2.32       $      4.51      $      5.16
                                              ===========      ===========      ============      ===========

     Distributions declared per share         $      1.60 (1)  $      1.80 (2)   $      4.50 (3)  $      4.50 (4)
     Distributions paid per share             $      1.50 (5)  $      1.50 (6)   $      4.70 (7)  $      4.20 (8)

(1) $1.60 declared   9/17/99
          payable   10/29/99

(2) $1.80 declared   9/18/98
          paid      10/30/99

(3) $1.40 declared   3/11/99  plus  $1.50 declared  6/14/99  plus  $1.60 declared   9/17/99
          paid       4/30/99              paid      7/30/99              payable   10/29/99

(4) $1.20 declared   3/16/98  plus  $1.50 declared  6/15/98  plus  $1.80 declared   9/18/98
          paid       4/30/98              paid      7/31/98              paid      10/30/98

(5) $1.50 declared   6/14/99
          paid       7/30/99

(6) $1.50 declared   6/15/98
          paid       7/31/98

(7) $1.80 declared  12/14/98  plus  $1.40 declared  3/11/99  plus  $1.50 declared   6/14/99
          paid       1/29/99              paid      4/30/99              paid       7/30/99

(8) $1.50 declared  12/15/97  plus  $1.20 declared  3/16/98  plus  $1.50 declared   6/15/98
          paid       1/30/98              paid      4/30/98              paid       7/31/98

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                 -------------------------
                                                                       September 30
                                                                 -------------------------
                                                                    1999          1998
                                                                 ----------    -----------
Cash flows from operating activities:
     Cash received from royalties and rents                      $7,278,422    $ 6,868,711
     Cash paid to suppliers and employees                        -1,139,667     -1,182,221
     Interest received                                              340,330        358,153
                                                                 ----------    -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES               6,479,085      6,044,643

Cash flows from investing activities:
     U.S. Treasury securities purchased                          -2,700,000     -2,200,000
     U.S. Treasury securities matured                             2,899,297      2,150,000
     Net expenditures for equipment                                 -21,485        -18,930
                                                                 ----------    -----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       177,812        -68,930

Cash flows from financing activities:
     Distributions paid                                          -7,050,000     -6,300,000
                                                                 ----------    -----------
          NET CASH USED IN FINANCING ACTIVITIES                  -7,050,000     -6,300,000
                                                                 ----------    -----------

Net decrease in cash and cash equivalents                          -393,103       -324,287

Cash and cash equivalents at beginning of year                      941,071        496,447
                                                                 ----------    -----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                        $  547,968    $   172,160
                                                                 ==========    ===========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          Periods of Three and Nine Months ended September 30, 1999 and
                               September 30, 1998

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 1999:

Attorneys' fees and expenses ....................................... $ 1,024,834
Cost of surface lands ..............................................   5,402,569
Shipment credits (cumulative) ......................................    -686,775
Asset disposition credits ..........................................     -20,000
                                                                     -----------

Principal Charges account .......................................... $ 5,720,628
                                                                     ===========

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          Periods of Three and Nine Months ended September 30, 1999 and
                               September 30, 1998

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

Results of Operations:
Royalties decreased $1,022,470 and $698,340 during the first nine months and third quarter of 1999, respectively, as compared to the same periods in 1998. These decreases are mainly due to reduced taconite production from our properties.

Interest and other income decreased $51,441 and $19,501 during the first nine months and third quarter of 1999, respectively, as compared to the same periods in 1998. These decreases are mainly due to reduced 1999 interest income resulting from a lower overall yield on funds invested and also reduced 1999 revenues from timber removals.

Costs and expenses decreased $96,634 and $27,133 during the first nine months and third quarter of 1999, respectively, as compared to the same periods in 1998. These decreases are mainly due to legal expenditures incurred in 1998 pertaining to surface land acquisitions.

At their meeting held on September 17, 1999, the Trustees declared a third quarter distribution of $1.60 per share, amounting to $2,400,000 payable October 29, 1999 to certificate holders of record at the close of business on September 30, 1999. The Trustees have now declared three quarterly distributions in 1999. The first, in the amount of $1.40 per share, was paid on April 30, 1999 to certificate holders of record on March 31, 1999; the second, in the amount of $1.50 per share, was paid on July 30, 1999 to certificate holders of record on June 30, 1999; and the third, that being the current distribution. The first, second and third quarter 1998 distributions were $1.20, $1.50 and $1.80 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2000 to certificate holders of record on December 31, 1999.

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

                                              GREAT NORTHERN IRON ORE PROPERTIES
                                                          (Registrant)



Date    October 20, 1999                      By  /s/  Joseph S. Micallef
    ---------------------------------------      -------------------------------
                                                 Joseph S. Micallef
                                                 President of the Trustees
                                                 Chief Executive Officer

Date    October 20, 1999                      By  /s/  Thomas A. Janochoski
    ---------------------------------------      -------------------------------
                                                 Thomas A. Janochoski
                                                 Vice President and Secretary
                                                 Chief Financial Officer