Form 10-K405
period 1999-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2000-03-10
CIK 43410

ANNUAL REPORT ON FORM 10-K

                       GREAT NORTHERN IRON ORE PROPERTIES

                                DECEMBER 31, 1999

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999         Commission File Number 1-701
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2000 - None

The number of shares of beneficial interest outstanding as of the close of the period covered by this report:

            Trustees' Certificates of Beneficial Interest--1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to certificate holders for the year ended December 31, 1999 are incorporated by reference into Part II.

PART I

Item 1.   BUSINESS

          The Registrant ("Trust") owns interests in fee, mineral and nonmineral lands on the Mesabi Iron Range of Minnesota. Income is derived through royalties on iron ore minerals (principally taconite) taken from these properties by lessees. The Registrant is presently involved solely with the leasing and care of these properties. There have been no significant changes in these functions since the beginning of the fiscal year.

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

          Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and of any established commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, Registrant's engineers estimate that the magnetic taconite under lease as of January 1, 2000 was equivalent to 389,880,000 tons of pellets.

          Present leases provide for minimum payments (advance royalties) aggregating approximately $2,422,000 for the year 2000 even if no taconite is mined. All of this amount is attributable to long-term taconite leases.

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

          The Registrant's royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, advance royalties collected and liquidation of advance royalties collected. Following is a summary of shipments by lessee during 1999, 1998 and 1997:

                                                          TONS SHIPPED
                                               ---------------------------------
                                                  1999        1998        1997
                                               ---------------------------------

         United States Steel Corporation (USX) 3,014,550   2,833,531   2,376,940
         Hibbing Taconite Company              1,874,302   2,739,779   2,607,332
         National Steel Corporation              811,852     656,164     349,842
         LTV Steel Mining Company                432,872     154,752      29,120
                                               ---------------------------------
                                               6,133,576   6,384,226   5,363,234
                                               =================================

          At December 31, 1999, the Registrant employed 11 persons. The Registrant has been engaged in only one line of business, namely the leasing and maintenance of its mineral properties. The business of the Registrant is not seasonal, but income depends upon production by mining companies which lease its properties. The Registrant has no operations in foreign countries and has no customers or lessees in foreign countries.

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

          The Trustees provided annual tax information in January 2000 to certificate holders of record with holdings on any of the four quarterly record dates during 1999. This information included a:

          Substitute Form 1099-MISC - This form reported one's 1999 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

          Trust Supplemental Statement - This statement reported the number of units (shares) held on any of the four quarterly record dates in 1999.

          Tax Return Guide - This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

          The following is a listing of the Registrant's current leases:

                                                                                                        LESSEE
                             NUMBER OF       GNIOP                                                   TERMINATION
                 LEASE      LEASED ACRES   INTEREST   COUNTY LOCATION                 TERM            PROVISION
----------------------------------------------------------------------------------------------------------------
Bennett Annex                    237         100%     St. Louis               1/1/1965 to 12/31/2039    1 year
Carmi-Campbell                 1,597         100      St. Louis               7/1/1959 to 12/31/2010    1 year

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

Item 2.   PROPERTIES

          The Registrant owns interests in fee, mineral and nonmineral lands on the Mesabi Iron Range of Minnesota, most of which are leased to mining companies who extract taconite. Taconite deposits are substantial.

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

          By a letter dated April 7, 1999, certificate holders of record as of March 3, 1999 and the reversioner were notified of a hearing on May 12, 1999 in Ramsey County Courthouse, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 1998. By Court Order signed and dated May 12, 1999, the 1998 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

          None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

          Shares of Beneficial Interest, Market Prices and Distributions on pages 3 and 4 of the annual report to certificate holders for the year ended December 31, 1999 are incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

          Selected Financial Data on page 2 of the annual report to certificate holders for the year ended December 31, 1999 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations on page 2 of the annual report to certificate holders for the year ended December 31, 1999 are incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following financial statements of the Registrant, included in the annual report to certificate holders for the year ended December 31, 1999, are incorporated herein by reference:

            Balance Sheets--December 31, 1999 and 1998.

            Statements of Income--Years ended December 31, 1999, 1998 and 1997.

            Statements of Beneficiaries' Equity--Years ended December 31, 1999, 1998 and 1997.

            Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997.

            Notes to Financial Statements--December 31, 1999.

          Quarterly Results of Operations on page 4 of the annual report to certificate holders for the year ended December 31, 1999 are incorporated herein by reference.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following trustees and officers whose terms of office are not fixed for a specified time:

                                                                        YEARS OF
                        NAME AND POSITION                       AGE     SERVICE
          ----------------------------------------------------------------------

          Joseph S. Micallef     President of the Trustees      66      23 years
          Harry L. Holtz         Trustee                        81      28
          Roger W. Staehle       Trustee                        66      18
          Robert A. Stein        Trustee                        61      18
          Thomas A. Janochoski   Vice President and Secretary   41       8

          Principal occupations of Trustees and officers during the last five years:

          JOSEPH S. MICALLEF
            President and Chief Executive Officer, Great Northern Iron Ore
              Properties;
            Consultant and Director, Fiduciary Counselling, Inc., St. Paul,
              Minnesota until December 31, 1998;
            Advisory Director, First Trust National Association until February
              27, 1996;
            President and Chief Executive Officer, Fiduciary Counselling, Inc.,
              St. Paul, Minnesota until December 31, 1995.

          HARRY L. HOLTZ
            President, Alliss Foundation;
            President and Chief Executive Officer, Great Northern Iron Ore
              Properties until December 31, 1998.

          ROGER W. STAEHLE
            Adjunct Professor, Institute of Technology, University of Minnesota; Industrial Consultant.

          ROBERT A. STEIN
            Executive Director and Chief Operating Officer, American Bar
              Association.

          THOMAS A. JANOCHOSKI
            Vice President and Secretary, Chief Financial Officer, Great
              Northern Iron Ore Properties.

          Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

          There are no family relationships among any of the above persons.

Item 11.  EXECUTIVE COMPENSATION

          SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION
                                                   -----------------------------
                NAME AND PRINCIPAL POSITION        YEAR      SALARY       BONUS
          ----------------------------------------------------------------------

          As CEO and President of the Trustees:
            Joseph S. Micallef                     1999     $90,000     $35,000
            Harry L. Holtz                         1998      90,000      35,000
            Harry L. Holtz                         1997      80,000      35,000

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) The only authorized securities of the Registrant are Trustees' Certificates of Beneficial Interest and the holders of these securities do not have voting rights. There were no entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 1999.

          (b) There were no securities owned by the Trustees or officers as of December 31, 1999.

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

               (3) Listing of Exhibits:

                   Exhibit 13--Annual Report to Certificate Holders

                   Exhibit 23--Consent of Independent Auditors

                   Exhibit 99--Tax Return Guide

                   Exhibit 27--Financial Data Schedule (only filed electronically via EDGAR)

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



                  /s/ Joseph S. Micallef                            2/24/00
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




                  /s/ Harry L. Holtz                                 2/8/00
                  ------------------------------------------   -----------------
                  Harry L. Holtz, Trustee                             Date



                  /s/ Roger W. Staehle                               2/9/00
                  ------------------------------------------   -----------------
                  Roger W. Staehle, Trustee                           Date



                  /s/ Robert A. Stein                                2/19/00
                  ------------------------------------------   -----------------
                  Robert A. Stein, Trustee                            Date



                  /s/ Thomas A. Janochoski                           2/8/00
                  ------------------------------------------   -----------------
                  Thomas A. Janochoski, Vice President                Date
                   and Secretary, Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) and (2) and ITEM 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999



                       GREAT NORTHERN IRON ORE PROPERTIES

                       W-1290 First National Bank Building
                              332 Minnesota Street
                        Saint Paul, Minnesota 55101-1361

FORM 10-K--Item 14(a)(1) and (2)
GREAT NORTHERN IRON ORE PROPERTIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




The following financial statements of Great Northern Iron Ore Properties, included in the annual report of the Registrant to its certificate holders for the year ended December 31, 1999, are incorporated by reference in Item 8:

   Balance Sheets--December 31, 1999 and 1998

   Statements of Income--Years ended December 31, 1999, 1998 and 1997

   Statements of Beneficiaries' Equity--Years ended December 31, 1999, 1998 and 1997

   Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997

   Notes to Financial Statements--December 31, l999

All Item 14(d) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.