Form 10-Q
period 2000-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2000-04-19
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended MARCH 31, 2000

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                                41-0788355
----------------------------------------          ------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

W-1290 First National Bank Building
      332 Minnesota Street
      Saint Paul, Minnesota                                       55101-1361
-------------------------------------------               ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares of beneficial interest outstanding on March 31, 2000: 1,500,000

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                          March 31      December 31
                                                            2000            1999
                                                         -----------    -----------
                                                         (Unaudited)       (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $ 1,213,970    $   364,842
     United States Treasury securities                     3,920,617      4,416,704
     Royalties receivable                                    708,089      2,569,023
     Prepaid expenses                                         32,844          2,760
                                                         -----------    -----------
                            TOTAL CURRENT ASSETS           5,875,520      7,353,329

NONCURRENT ASSETS
     United States Treasury Notes                          3,912,262      4,135,193
     Prepaid pension expense                                 471,011        433,397
                                                         -----------    -----------
                                                           4,383,273      4,568,590

PROPERTIES
     Mineral lands                                        38,437,916     38,437,846
     Less allowances for depletion and
          amortization                                    33,308,332     33,258,721
                                                         -----------    -----------
                                                           5,129,584      5,179,125
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (3/31/00 - $168,417; 12/31/99 - $175,251)          139,728        105,791
                                                         -----------    -----------
                                                           5,269,312      5,284,916
                                                         -----------    -----------
                                                         $15,528,105    $17,206,835
                                                         ===========    ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses               $   102,967    $    81,674
     Distributions                                         1,650,000      2,400,000
                                                         -----------    -----------
                            TOTAL CURRENT LIABILITIES      1,752,967      2,481,674

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest           13,775,138     14,725,161
                                                         -----------    -----------
                                                         $15,528,105    $17,206,835
                                                         ===========    ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended
                                             ---------------------------
                                                      March 31
                                             ---------------------------
                                                2000             1999
                                             ----------       ----------
Income:
     Royalties                               $  994,007       $1,452,848
     Interest and other income                  147,351          140,894
                                             ----------       ----------
                                              1,141,358        1,593,742
Costs and expenses                              441,381          425,678
                                             ----------       ----------

     NET INCOME                              $  699,977       $1,168,064
                                             ==========       ==========

     Weighted-average shares outstanding      1,500,000        1,500,000

     BASIC AND DILUTED EARNINGS PER SHARE    $     0.47       $     0.78
                                             ==========       ==========

     Distributions declared per share        $     1.10 (1)   $     1.40 (3)
     Distributions paid per share            $     1.60 (2)   $     1.80 (4)

(1)      $1.10 declared      3/20/2000
               payable       4/28/2000

(2)      $1.60 declared     12/16/1999
               paid          1/31/2000

(3)      $1.40 declared      3/11/1999
               paid          4/30/1999

(4)      $1.80 declared     12/14/1998
               paid          1/29/1999

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                       ------------------------
                                                               March 31
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
     Cash received from royalties and rents           $ 2,883,991   $ 2,752,794
     Cash paid to suppliers and employees                -429,741      -442,535
     Interest received                                    131,061       102,827
                                                       ----------    ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES     2,585,311     2,413,086

Cash flows from investing activities:
     U.S. Treasury securities purchased                -1,093,812    -1,300,000
     U.S. Treasury securities matured                   1,800,000     1,699,297
     Net expenditures for equipment                       -42,371       -20,490
                                                       ----------    ----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES       663,817       378,807

Cash flows from financing activities:
     Distributions paid                                -2,400,000    -2,700,000
                                                       ----------    ----------
          NET CASH USED IN FINANCING ACTIVITIES        -2,400,000    -2,700,000
                                                       ----------    ----------

Net increase in cash and cash equivalents                 849,128        91,893

Cash and cash equivalents at beginning of year            364,842       941,071
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS AT MARCH 31                 $ 1,213,970   $ 1,032,964
                                                       ==========    ==========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         Periods of Three Months ended March 31, 2000 and March 31, 1999

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties ("Trust") Annual Report on Form 10-K for the year ended December 31, 1999.

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2000:

Attorneys' fees and expenses ................................   $1,024,834
Cost of surface lands .......................................    5,564,174
Shipment credits (cumulative) ...............................     -726,125
Asset disposition credits ...................................      -20,219
                                                                ----------

Principal Charges account ...................................   $5,842,664
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

         Periods of Three Months ended March 31, 2000 and March 31, 1999

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

Results of Operations:
Royalty income decreased $458,841 during the first three months of 2000 compared to the first three months of 1999 due mainly to an overall lower average earned royalty rate on the taconite production from Trust lands and reduced net advance royalties.

At their meeting held on March 20, 2000, the Trustees declared a distribution of $1.10 per share, amounting to $1,650,000 payable April 28, 2000 to certificate holders of record at the close of business on March 31, 2000. At their meeting held on March 11, 1999, the Trustees declared a distribution of $1.40 per share, amounting to $2,100,000 paid on April 30, 1999 to certificate holders of record at the close of business on March 31, 1999. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2000 to certificate holders of record on June 30, 2000.

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

                                        GREAT NORTHERN IRON ORE PROPERTIES
                                        ----------------------------------
                                                   (Registrant)


Date    April 19, 2000                      By  /s/  Joseph S. Micallef
    -------------------------------------     -------------------------
                                                 Joseph S. Micallef
                                                 President of the Trustees
                                                 Chief Executive Officer

Date    April 19, 2000                      By  /s/  Thomas A. Janochoski
    -------------------------------------     ---------------------------
                                                 Thomas A. Janochoski
                                                 Vice President and Secretary
                                                 Chief Financial Officer