Form 10-Q
period 2000-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2000-07-20
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended JUNE 30, 2000
                                   -------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701
                       -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                     41-0788355
-----------------------------------             --------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                    Identification Number)

W-1290 First National Bank Building
       332 Minnesota Street
       Saint Paul, Minnesota                               55101-1361
-----------------------------------             --------------------------------
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

Number of shares of beneficial interest outstanding on June 30, 2000:  1,500,000
                                                                       ---------

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                            June 30         December 31
                                                              2000             1999
                                                          ------------     ------------
                                                           (Unaudited)        (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                            $    196,297     $    364,842
     United States Treasury securities                       3,282,567        4,416,704
     Royalties receivable                                    2,511,897        2,569,023
     Prepaid expenses                                           24,193            2,760
                                                          ------------     ------------
                            TOTAL CURRENT ASSETS             6,014,954        7,353,329

NONCURRENT ASSETS
     United States Treasury Notes                            4,526,228        4,135,193
     Prepaid pension expense                                   508,625          433,397
                                                          ------------     ------------
                                                             5,034,853        4,568,590

PROPERTIES
     Mineral lands                                          38,543,620       38,437,846
     Less allowances for depletion and
          amortization                                      33,357,943       33,258,721
                                                          ------------     ------------
                                                             5,185,677        5,179,125
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (6/30/00 - $176,782; 12/31/99 - $175,251)            142,903          105,791
                                                          ------------     ------------
                                                             5,328,580        5,284,916
                                                          ------------     ------------
                                                          $ 16,378,387     $ 17,206,835
                                                          ============     ============
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                $     40,576     $     81,674
     Distributions                                           2,250,000        2,400,000
                                                          ------------     ------------
                            TOTAL CURRENT LIABILITIES        2,290,576        2,481,674

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest             14,087,811       14,725,161
                                                          ------------     ------------
                                                          $ 16,378,387     $ 17,206,835
                                                          ============     ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended                 Six Months Ended
                                         ---------------------------       ---------------------------
                                                   June 30                          June 30
                                         ---------------------------       ---------------------------
                                            2000             1999             2000             1999
                                         ----------       ----------       ----------       ----------
Income:
     Royalties                           $2,800,923       $3,065,743       $3,794,930       $4,518,591
     Interest and other income              129,629          113,046          276,980          253,940
                                         ----------       ----------       ----------       ----------
                                          2,930,552        3,178,789        4,071,910        4,772,531
Costs and expenses                          367,879          366,413          809,260          792,091
                                         ----------       ----------       ----------       ----------

NET INCOME                               $2,562,673       $2,812,376       $3,262,650       $3,980,440
                                         ==========       ==========       ==========       ==========

Weighted-average shares outstanding       1,500,000        1,500,000        1,500,000        1,500,000

BASIC & DILUTED EARNINGS PER SHARE       $     1.71       $     1.87       $     2.18       $     2.65
                                         ==========       ==========       ==========       ==========

     Distributions declared per share    $     1.50(1)    $     1.50(2)    $     2.60(3)    $     2.90(4)
     Distributions paid per share        $     1.10(5)    $     1.40(6)    $     2.70(7)    $     3.20(8)

(1)   $1.50 declared    6/15/00
            payable     7/31/00

(2)   $1.50 declared    6/14/99
            paid        7/30/99

(3)   $1.10 declared    3/20/00       plus     $1.50 declared    6/15/00
            paid        4/28/00                      payable     7/31/00

(4)   $1.40 declared    3/11/99       plus     $1.50 declared    6/14/99
            paid        4/30/99                      paid        7/30/99

(5)   $1.10 declared    3/20/00
            paid        4/28/00

(6)   $1.40 declared    3/11/99
            paid        4/30/99

(7)   $1.60 declared   12/16/99       plus     $1.10 declared    3/20/00
            paid        1/31/00                      paid        4/28/00

(8)   $1.80 declared   12/14/98       plus     $1.40 declared    3/11/99
            paid        1/29/99                      paid        4/30/99

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                       ----------------------------
                                                                 June 30
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
Cash flows from operating activities:
     Cash received from royalties and rents            $  3,794,867    $  4,209,693
     Cash paid to suppliers and employees                  -830,998        -837,472
     Interest received                                      263,747         230,486
                                                       ------------    ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES       3,227,616       3,602,707

Cash flows from investing activities:
     U.S. Treasury securities purchased                  -2,092,250      -2,025,000
     U.S. Treasury securities matured                     2,800,000       2,499,297
     Net expenditures for equipment                         -53,911         -20,490
                                                       ------------    ------------
          NET CASH PROVIDED BY INVESTING ACTIVITIES         653,839         453,807

Cash flows from financing activities:
     Distributions paid                                  -4,050,000      -4,800,000
                                                       ------------    ------------
          NET CASH USED IN FINANCING ACTIVITIES          -4,050,000      -4,800,000
                                                       ------------    ------------

Net decrease in cash and cash equivalents                  -168,545        -743,486

Cash and cash equivalents at beginning of year              364,842         941,071
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT JUNE 30                   $    196,297    $    197,585
                                                       ============    ============

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      Periods of Three and Six Months ended June 30, 2000 and June 30, 1999

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2000:

Attorneys' fees and expenses .....................................  $ 1,024,834
Cost of surface lands ............................................    5,669,878
Shipment credits (cumulative) ....................................     -759,423
Asset disposition credits ........................................      -20,106
                                                                    -----------

Principal Charges account ........................................  $ 5,915,183
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

      Periods of Three and Six Months ended June 30, 2000 and June 30, 1999

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees' election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty
(20) years from April 6, 1995, that being April 6, 2015. The termination of the Trust on April 6, 2015 means that there will be no trading of the Trust's 1,500,000 certificates of beneficial interest (shares) on the New York Stock Exchange beyond that date. At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner. By the terms of a District Court Order dated November 29, 1982, the reversioner is required to pay to a Principal Charges account (as explained in the Trust's Annual Report which is sent to all certificate holders every year) the cost of acquiring homes and land parcels on the iron formation that are in the way of mining by U.S. Steel Corporation under its 1959 lease with the Trustees. This account balance, which currently approximates $5.9 million and which may increase or decrease, will be added to the cash distributable to the then certificate holders at the termination of the Trust.


Results of Operations:

Royalties decreased $723,661 and $264,820 during the first six months and second quarter of 2000, respectively, as compared to the same periods in 1999. These decreases are mainly due to reduced taconite tonnage mined from our properties.

Interest and other income increased $23,040 and $16,583 during the first six months and second quarter of 2000, respectively, as compared to the same periods in 1999. These increases are mainly due to increased timber sales.

At their meeting held on June 15, 2000, the Trustees declared a second quarter distribution of $1.50 per share, amounting to $2,250,000 payable July 31, 2000 to certificate holders of record at the close of business on June 30, 2000. The Trustees have now declared two quarterly distributions in 2000. The first, in the amount of $1.10 per share, was paid on April 28, 2000 to certificate holders of record on March 31, 2000; and the second, that being the current distribution. The first and second quarter 1999 distributions were $1.40 and $1.50 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2000 to certificate holders of record on September 29, 2000.

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


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At a hearing held on May 24, 2000, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 1999 were approved.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - (27) Financial Data Schedule (only filed electronically via
    EDGAR)

(b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GREAT NORTHERN IRON ORE PROPERTIES
                                         ----------------------------------
                                                  (Registrant)



Date  July 20, 2000                    By /s/ Joseph S. Micallef
    -----------------------------        ---------------------------------------
                                         Joseph S. Micallef
                                         President of the Trustees
                                         Chief Executive Officer

Date  July 20, 2000                    By /s/ Thomas A. Janochoski
    -----------------------------        ---------------------------------------
                                         Thomas A. Janochoski
                                         Vice President and Secretary
                                         Chief Financial Officer