Form 10-Q
period 2000-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2000-10-18
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended SEPTEMBER 30, 2000
                                   ------------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701
                       -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                                  41-0788355
---------------------------------------         --------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

  W-1290 First National Bank Building
        332 Minnesota Street
        Saint Paul, Minnesota                             55101-1361
---------------------------------------         --------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares of beneficial interest outstanding on September 30, 2000:
                                                                       1,500,000
                                                                       ---------

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                         September 30     December 31
                                                             2000            1999
                                                         ------------    ------------
                                                          (Unaudited)       (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $    503,184    $    364,842
     United States Treasury securities                      3,982,165       4,416,704
     Royalties receivable                                   4,231,030       2,569,023
     Prepaid expenses                                          15,542           2,760
                                                         ------------    ------------
                            TOTAL CURRENT ASSETS            8,731,921       7,353,329

NONCURRENT ASSETS
     United States Treasury Notes                           3,853,447       4,135,193
     Prepaid pension expense                                  546,239         433,397
                                                         ------------    ------------
                                                            4,399,686       4,568,590

PROPERTIES
     Mineral lands                                         38,576,683      38,437,846
     Less allowances for depletion and
          amortization                                     33,407,554      33,258,721
                                                         ------------    ------------
                                                            5,169,129       5,179,125
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (9/30/00 - $185,694; 12/31/99 - $175,251)           155,864         105,791
                                                         ------------    ------------
                                                            5,324,993       5,284,916
                                                         ------------    ------------
                                                         $ 18,456,600    $ 17,206,835
                                                         ============    ============
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses               $    102,159    $     81,674
     Distributions                                          2,700,000       2,400,000
                                                         ------------    ------------
                            TOTAL CURRENT LIABILITIES       2,802,159       2,481,674

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest            15,654,441      14,725,161
                                                         ------------    ------------
                                                         $ 18,456,600    $ 17,206,835
                                                         ============    ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended                  Nine Months Ended
                                         -----------------------------       -----------------------------
                                                  September 30                       September 30
                                         -----------------------------       -----------------------------
                                             2000              1999              2000              1999
                                         -----------       -----------       -----------       -----------
Income:
     Royalties                           $ 4,524,070       $ 3,057,655       $ 8,319,000       $ 7,576,246
     Interest and other income               135,486           111,635           412,466           365,575
                                         -----------       -----------       -----------       -----------
                                           4,659,556         3,169,290         8,731,466         7,941,821
Costs and expenses                           392,926           383,800         1,202,186         1,175,891
                                         -----------       -----------       -----------       -----------

NET INCOME                               $ 4,266,630       $ 2,785,490       $ 7,529,280       $ 6,765,930
                                         ===========       ===========       ===========       ===========

Weighted-average shares outstanding        1,500,000         1,500,000         1,500,000         1,500,000

BASIC & DILUTED EARNINGS PER SHARE       $      2.84       $      1.86       $      5.02       $      4.51
                                         ===========       ===========       ===========       ===========

     Distributions declared per share    $      1.80(1)    $      1.60(2)    $      4.40(3)    $      4.50(4)
     Distributions paid per share        $      1.50(5)    $      1.50(6)    $      4.20(7)    $      4.70(8)

(1)   $1.80 declared    9/14/00
            payable    10/31/00

(2)   $1.60 declared    9/17/99
            paid       10/29/99

(3)   $1.10 declared    3/20/00         plus     $1.50 declared  6/15/00 plus     $1.80 declared   9/14/00
            paid        4/28/00                        paid      7/31/00                payable   10/31/00

(4)   $1.40 declared    3/11/99         plus     $1.50 declared  6/14/99 plus     $1.60 declared   9/17/99
            paid        4/30/99                        paid      7/30/99                paid      10/29/99

(5)   $1.50 declared    6/15/00
            paid        7/31/00

(6)   $1.50 declared    6/14/99
            paid        7/30/99

(7)   $1.60 declared   12/16/99         plus     $1.10 declared  3/20/00 plus     $1.50 declared   6/15/00
            paid        1/31/00                        paid      4/28/00                paid       7/31/00

(8)   $1.80 declared   12/14/98         plus     $1.40 declared  3/11/99 plus     $1.50 declared   6/14/99
            paid        1/29/99                        paid      4/30/99                paid       7/30/99

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                         -----------------------------
                                                                 September 30
                                                         -----------------------------
                                                             2000             1999
                                                         ------------     ------------
Cash flows from operating activities:
     Cash received from royalties and rents              $  6,589,969     $  7,278,422
     Cash paid to suppliers and employees                  -1,132,781       -1,139,667
     Interest received                                        349,188          340,330
                                                         ------------     ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES         5,806,376        6,479,085

Cash flows from investing activities:
     U.S. Treasury securities purchased                    -2,092,250       -2,700,000
     U.S. Treasury securities matured                       2,800,000        2,899,297
     Net expenditures for equipment                           -75,784          -21,485
                                                         ------------     ------------
          NET CASH PROVIDED BY INVESTING ACTIVITIES           631,966          177,812

Cash flows from financing activities:
     Distributions paid                                    -6,300,000       -7,050,000
                                                         ------------     ------------
          NET CASH USED IN FINANCING ACTIVITIES            -6,300,000       -7,050,000
                                                         ------------     ------------

Net increase (decrease) in cash and cash equivalents          138,342         -393,103

Cash and cash equivalents at beginning of year                364,842          941,071
                                                         ------------     ------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                $    503,184     $    547,968
                                                         ============     ============

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Periods of Three and Nine Months ended September 30, 2000 and September 30, 1999

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2000:

Attorneys' fees and expenses .................................... $ 1,024,834
Cost of surface lands ...........................................   5,702,941
Shipment credits (cumulative) ...................................    -800,351
Asset disposition credits .......................................     -20,106
                                                                  -----------

Principal Charges account ....................................... $ 5,907,318
                                                                  ===========

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Periods of Three and Nine Months ended September 30, 2000 and September 30, 1999

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


Results of Operations:

Royalties increased $742,754 and $1,466,415 during the first nine months and third quarter of 2000, respectively, as compared to the same periods in 1999. These increases are mainly due to greater taconite tonnage mined from our properties.

Interest and other income increased $46,891 and $23,851 during the first nine months and third quarter of 2000, respectively, as compared to the same periods in 1999. These increases are mainly due to increased timber sales.

At their meeting held on September 14, 2000, the Trustees declared a third quarter distribution of $1.80 per share, amounting to $2,700,000 payable October 31, 2000 to certificate holders of record at the close of business on September 29, 2000. The Trustees have now declared three quarterly distributions in 2000. The first, in the amount of $1.10 per share, was paid on April 28, 2000 to certificate holders of record on March 31, 2000; the second, in the amount of $1.50 per share, was paid on July 31, 2000 to certificate holders of record on June 30, 2000; and the third, that being the current distribution. The first, second and third quarter 1999 distributions were $1.40, $1.50 and $1.60 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2001 to certificate holders of record on December 29, 2000.

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



Date  October 18, 2000                 By /s/ Joseph S. Micallef
    -----------------------------        ---------------------------------------
                                         Joseph S. Micallef
                                         President of the Trustees
                                         Chief Executive Officer

Date  October 18, 2000                 By /s/ Thomas A. Janochoski
    -----------------------------        ---------------------------------------
                                         Thomas A. Janochoski
                                         Vice President and Secretary
                                         Chief Financial Officer