Form 10-K405
period 2000-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2001-03-09
CIK 43410

ANNUAL REPORT ON FORM 10-K

                       GREAT NORTHERN IRON ORE PROPERTIES

                                DECEMBER 31, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000         Commission File Number 1-701
                          -----------------                                -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Minnesota                                  41-0788355
----------------------------------------------     -----------------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

   W-1290 First National Bank Building
          332 Minnesota Street
         Saint Paul, Minnesota                              55101-1361
----------------------------------------------     -----------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code        651 / 224-2385
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
        Title of Each Class                               Which Registered
        -------------------                        -----------------------------

Trustees' Certificates of Beneficial Interest         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act--None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2001 - None

The number of shares of beneficial interest outstanding as of the close of the period covered by this report:

            Trustees' Certificates of Beneficial Interest--1,500,000
            --------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to certificate holders for the year ended December 31, 2000 are incorporated by reference into Part II.

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

         The raw materials essential to the business of the Registrant are the minerals contained in properties owned and leased by the Registrant. Since the Registrant leases its properties to mining interests which control the amount of ore production, the Registrant itself has no direct control over the tonnage mined from its properties but is solely involved with administering the leases on the properties. Since operating companies insist on freedom to move from property to property as mining requirements dictate, such changes in production cannot be precisely reduced to financial forecasts.

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

         Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and of any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, Registrant's engineers estimate that the magnetic taconite under lease as of January 1, 2001 was equivalent to approximately 382,900,000 tons of pellets.

         Present leases provide for minimum payments (advance royalties) aggregating approximately $2,455,000 for the year 2001 even if no taconite is mined. All of this amount is attributable to long-term taconite leases.

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

         On May 24, 2000, LTV Steel Company announced the closing about mid-year 2001 of its northern Minnesota taconite pellet facility, LTV Steel Mining Company (LTVSMC). The closure date subsequently was moved up to January 2001. The Trust has a lease with LTVSMC referred to as the Wentworth mine. Historically, the Wentworth mine has only accounted for about 3 1/2% of the Trust's average annual pellet shipments and, as such, the closing of the facility is not expected to materially impact the Trust's earnings.

         The Registrant's royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, advance royalties collected and liquidation of advance royalties collected. Following is a summary of shipments by lessee during 2000, 1999 and 1998:

                                                     TONS SHIPPED
                                       ---------------------------------------
                                            2000         1999         1998
                                       ---------------------------------------
            United States Steel
              Corporation (USX)           3,969,669    3,014,550    2,833,531
            Hibbing Taconite Company      2,454,681    1,874,302    2,739,779
            National Steel Corporation      483,468      811,852      656,164
            LTV Steel Mining Company         34,721      432,872      154,752
                                       ---------------------------------------
                                          6,942,539    6,133,576    6,384,226
                                       =======================================

         At December 31, 2000, the Registrant employed 10 persons. The Registrant has been engaged in only one line of business, namely the leasing and maintenance of its mineral properties. The business of the Registrant is not seasonal, but income depends upon production by mining companies which lease its properties. The Registrant has no operations in foreign countries and has no customers or lessees in foreign countries.

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

         The Trustees provided annual tax information in January 2001 to certificate holders of record with holdings on any of the four quarterly record dates during 2000. This information included a:

         Substitute Form 1099-MISC - This form reported one's 2000 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

         Trust Supplemental Statement - This statement reported the number of units (shares) held on any of the four quarterly record dates in 2000.

         Tax Return Guide - This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

         The following is a listing of the Registrant's current leases:

                                                                                                         LESSEE
                            NUMBER OF      GNIOP                                                       TERMINATION
           LEASE          LEASED ACRES    INTEREST      COUNTY LOCATION                TERM             PROVISION
------------------------------------------------------------------------------------------------------------------
Bennett Annex                   237          100%     St. Louis                1/1/1965 to 12/31/2039     1 year
Carmi-Campbell                1,597          100      St. Louis                7/1/1959 to 12/31/2010     1 year
Enterprise-Mississippi
   (incl. Section 18 and
   Miss. #3 mines)              776          100      St. Louis and Itasca     1/1/1961 to 12/31/2010     6 months
Hanna Taconite #1                40          100      Itasca                   4/1/1962 to 12/31/2010     6 months
Gray Annex                       40           50      St. Louis                1/1/1974 to 1/1/2049       1 year

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

Item 2.  PROPERTIES

         The Registrant owns interests in fee, mineral and nonmineral lands on the Mesabi Iron Range of Minnesota, most of which are leased to mining companies which extract taconite. Taconite deposits are substantial.

Item 3.  LEGAL PROCEEDINGS

         In proceedings commenced in 1972, the Minnesota Supreme Court determined that while by the terms of the Trust, the Trustees are given discretionary powers to convert Trust assets to cash and to distribute the proceeds to certificate holders, they are limited in their exercise of those powers by the legal duty imposed by well established law of trusts to serve the interests of both term beneficiaries and the reversionary beneficiary with impartiality. Thus, the Trustees have no duty to exercise the powers of sale and distribution unless required to do so to serve both term and reversionary interests; and, if the need arises, the Trustees may petition the District Court of Ramsey County, Minnesota, for further instructions defining what is required in a particular case to balance the interests of certificate holders and reversioner. Also, the Court, in effect, held that the Trust is a conventional trust, rather than a business trust, and must operate within the framework of well established trust law.

         By a letter dated April 14, 2000, certificate holders of record as of March 1, 2000 and the reversioner were notified of a hearing on May 24, 2000 in Ramsey County Courthouse, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 1999. By Court Order signed and dated May 24, 2000, the 1999 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

         None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

         Shares of Beneficial Interest, Market Prices and Distributions on pages 3 and 4 of the annual report to certificate holders for the year ended December 31, 2000 are incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         Selected Financial Data on page 2 of the annual report to certificate holders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on page 2 of the annual report to certificate holders for the year ended December 31, 2000 are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Registrant, included in the annual report to certificate holders for the year ended December 31, 2000, are incorporated herein by reference:

           Balance Sheets--December 31, 2000 and 1999.

           Statements of Income--Years ended December 31, 2000, 1999 and 1998.

           Statements of Beneficiaries' Equity--Years ended December 31, 2000, 1999 and 1998.

           Statements of Cash Flows--Years ended December 31, 2000, 1999 and
           1998.

           Notes to Financial Statements--December 31, 2000.

         Quarterly Results of Operations on page 4 of the annual report to certificate holders for the year ended December 31, 2000 are incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following trustees and officers whose terms of office are not fixed for a specified time:

                                                                       YEARS OF
                         NAME AND POSITION                       AGE   SERVICE
           ---------------------------------------------------------------------

           Joseph S. Micallef     President of the Trustees      67    24 years
           Harry L. Holtz         Trustee                        82    29
           Roger W. Staehle       Trustee                        67    19
           Robert A. Stein        Trustee                        62    19
           Thomas A. Janochoski   Vice President and Secretary   42     9

         Principal occupations of Trustees and officers during the last five years:

         JOSEPH S. MICALLEF
           President and Chief Executive Officer, Great Northern Iron Ore
             Properties;
           Consultant and Director, Fiduciary Counselling, Inc., St. Paul,
             Minnesota until December 31, 1998;
           Advisory Director, First Trust National Association until February
             27, 1996.

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

Item 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                  ------------------------------
               NAME AND PRINCIPAL POSITION           YEAR      SALARY    BONUS
         -----------------------------------------------------------------------

         As CEO and President of the Trustees:
           Joseph S. Micallef                        2000    $90,000    $35,000
           Joseph S. Micallef                        1999     90,000     35,000
           Harry L. Holtz                            1998     90,000     35,000

         The Trust Agreement (as modified by Court Orders) currently provides for annual compensation to the President of the Trustees of $90,000 and, in addition, a sum equal to one percent of the excess of the gross income of the Trust over $5,000,000 for that year until his annual compensation shall reach $125,000. No other executive's compensation exceeds $100,000. The Trustees, including the President, are not eligible to receive retirement benefits based on their services as Trustees. There are no options, SARs, long-term performance-based incentive plans or retirement benefits applicable to the CEO or the Trustees and, accordingly, disclosure tables with respect to such benefits have been omitted.

         COMPENSATION OF TRUSTEES

         The Trust Agreement (as modified by Court Orders) currently provides for annual compensation to each Trustee (other than the President) of $40,000, without any additional amounts payable for committee participation or special assignments. There are no other arrangements pursuant to which any Trustee was compensated for any services provided as a Trustee during the year.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) The only authorized securities of the Registrant are Trustees' Certificates of Beneficial Interest and the holders of these securities do not have voting rights. There were no entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2000.

         (b) There were no securities owned by the Trustees or officers as of December 31, 2000.

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

             (3) Listing of Exhibits:

                 Exhibit 13--Annual Report to Certificate Holders

                 Exhibit 23--Consent of Independent Auditors

                 Exhibit 99(a)--Tax Return Guide

                 Exhibit 99(b)--Audit Committee Charter

                 Exhibit 99(c)--Report of Audit Committee

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

                  GREAT NORTHERN IRON ORE PROPERTIES
                  ----------------------------------
                             (Registrant)



                  /s/ Joseph S. Micallef                              2-12-01
                  --------------------------------------------    --------------
                  Joseph S. Micallef, Chief Executive                  Date
                     Officer, Trustee and President of the
                     Trustees

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                  /s/ Harry L. Holtz                                  2-22-01
                  --------------------------------------------    --------------
                  Harry L. Holtz, Trustee                              Date



                  /s/ Roger W. Staehle                                2-22-01
                  --------------------------------------------    --------------
                  Roger W. Staehle, Trustee                            Date



                  /s/ Robert A. Stein                                 2-17-01
                  --------------------------------------------    --------------
                  Robert A. Stein, Trustee                             Date



                  /s/ Thomas A. Janochoski                            2-15-01
                  --------------------------------------------    --------------
                  Thomas A. Janochoski, Vice President                 Date
                     and Secretary, Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) and (2) and ITEM 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2000



                       GREAT NORTHERN IRON ORE PROPERTIES

                       W-1290 First National Bank Building
                              332 Minnesota Street
                        Saint Paul, Minnesota 55101-1361

FORM 10-K--Item 14(a)(1) and (2)
GREAT NORTHERN IRON ORE PROPERTIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




The following financial statements of Great Northern Iron Ore Properties, included in the annual report of the Registrant to its certificate holders for the year ended December 31, 2000, are incorporated by reference in Item 8:

   Balance Sheets--December 31, 2000 and 1999

   Statements of Income--Years ended December 31, 2000, 1999 and 1998

   Statements of Beneficiaries' Equity--Years ended December 31, 2000, 1999 and 1998

   Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998

   Notes to Financial Statements--December 31, 2000

All Item 14(d) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.