Form 10-Q
period 2001-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2001-04-19
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended MARCH 31, 2001
                                   --------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701
                       -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                   41-0788355
---------------------------------------        ---------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

  W-1290 First National Bank Building
        332 Minnesota Street
        Saint Paul, Minnesota                              55101-1361
---------------------------------------        ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares of beneficial interest outstanding on March 31, 2001: 1,500,000
                                                                       ---------

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                           March 31      December 31
                                                             2001            2000
                                                         ------------    ------------
                                                         (Unaudited)        (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $    433,616    $    475,841
     United States Treasury securities                      5,166,098       5,530,749
     Royalties receivable                                   1,630,476       3,157,655
     Prepaid expenses                                          53,081           2,760
                                                         ------------    ------------
                            TOTAL CURRENT ASSETS            7,283,271       9,167,005

NONCURRENT ASSETS
     United States Treasury Notes                           3,929,466       3,960,440
     Prepaid pension expense                                  613,257         583,852
                                                         ------------    ------------
                                                            4,542,723       4,544,292

PROPERTIES
     Mineral lands                                         38,577,007      38,577,007
     Less allowances for depletion and
          amortization                                     33,509,215      33,457,165
                                                         ------------    ------------
                                                            5,067,792       5,119,842
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (3/31/01 - $176,114; 12/31/00 - $184,130)           155,715         164,166
                                                         ------------    ------------
                                                            5,223,507       5,284,008
                                                         ------------    ------------
                                                         $ 17,049,501    $ 18,995,305
                                                         ============    ============
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses               $     99,286    $     79,556
     Distributions                                          2,100,000       3,600,000
                                                         ------------    ------------
                            TOTAL CURRENT LIABILITIES       2,199,286       3,679,556

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest            14,850,215      15,315,749
                                                         ------------    ------------
                                                         $ 17,049,501    $ 18,995,305
                                                         ============    ============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended
                                                         ---------------------------
                                                                  March 31
                                                         ---------------------------
                                                            2001             2000
                                                         ----------       ----------
Income:
     Royalties                                           $1,930,199       $  994,007
     Interest and other income                              157,498          147,351
                                                         ----------       ----------
                                                          2,087,697        1,141,358
Costs and expenses                                          453,231          441,381
                                                         ----------       ----------

     NET INCOME                                          $1,634,466       $  699,977
                                                         ==========       ==========

     Weighted-average shares outstanding                  1,500,000        1,500,000

     BASIC AND DILUTED EARNINGS PER SHARE                $     1.09       $     0.47
                                                         ==========       ==========

     Distributions declared per share                    $     1.40(1)    $     1.10(3)
     Distributions paid per share                        $     2.40(2)    $     1.60(4)

(1)    $1.40 declared    3/15/2001
             payable     4/30/2001

(2)    $2.40 declared   12/14/2000
             paid        1/31/2001

(3)    $1.10 declared    3/20/2000
             paid        4/28/2000

(4)    $1.60 declared   12/16/1999
             paid        1/31/2000

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                        ------------------------
                                                                March 31
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------
Cash flows from operating activities:
     Cash received from royalties and rents             $3,471,282    $2,883,991
     Cash paid to suppliers and employees                 -452,726      -429,741
     Interest received                                     170,741       131,061
                                                        ----------    ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES      3,189,297     2,585,311

Cash flows from investing activities:
     U.S. Treasury securities purchased                 -1,859,625    -1,093,812
     U.S. Treasury securities matured                    2,228,103     1,800,000
     Net expenditures for equipment                              0       -42,371
                                                        ----------    ----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES        368,478       663,817

Cash flows from financing activities:
     Distributions paid                                 -3,600,000    -2,400,000
                                                        ----------    ----------
          NET CASH USED IN FINANCING ACTIVITIES         -3,600,000    -2,400,000
                                                        ----------    ----------

Net (decrease) increase in cash and cash equivalents       -42,225       849,128

Cash and cash equivalents at beginning of year             475,841       364,842
                                                        ----------    ----------

CASH AND CASH EQUIVALENTS AT MARCH 31                   $  433,616    $1,213,970
                                                        ==========    ==========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         Periods of Three Months ended March 31, 2001 and March 31, 2000

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties ("Trust") Annual Report on Form 10-K for the year ended December 31, 2000.

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2001:

Attorneys' fees and expenses ......................................  $ 1,024,834
Cost of surface lands .............................................    5,703,265
Shipment credits (cumulative) .....................................     -857,485
Asset disposition credits .........................................      -20,106
                                                                     -----------

Principal Charges account .........................................  $ 5,850,508
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

         Periods of Three Months ended March 31, 2001 and March 31, 2000

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees' election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty
(20) years from April 6, 1995, that being April 6, 2015. The termination of the Trust on April 6, 2015 means that there will be no trading of the Trust's 1,500,000 certificates of beneficial interest (shares) on the New York Stock Exchange beyond that date. At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner. By the terms of a District Court Order dated November 29, 1982, the reversioner is required to pay to a Principal Charges account (see Note B above) the cost of acquiring homes and land parcels on the iron formation that are in the way of mining by U.S. Steel Corporation under its 1959 lease with the Trustees. This account balance, which may increase or decrease, will be added to the cash distributable to the then certificate holders at the termination of the Trust.

                             Results of Operations:

Royalty income increased $936,192 during the first quarter of 2001 compared to the first quarter of 2000 due mainly to greater tonnage mined, an improved overall earned royalty rate and additional net advance royalties received.

Interest and other income increased $10,147 during the first quarter of 2001 compared to the first quarter of 2000 due mainly to an overall improved yield attained on a greater amount of funds invested offset in part by reduced timber revenues.

Costs and expenses increased $11,850 during the first quarter of 2001 compared to the first quarter of 2000 due mainly to the timing of professional fee expenditures incurred.

At their meeting held on March 15, 2001, the Trustees declared a distribution of $1.40 per share, amounting to $2,100,000 payable April 30, 2001 to certificate holders of record at the close of business on March 30, 2001. At their meeting held on March 20, 2000, the Trustees declared a distribution of $1.10 per share, amounting to $1,650,000 paid on April 28, 2000 to certificate holders of record at the close of business on March 31, 2000. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2001 to certificate holders of record on June 29, 2001.

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

                           PART II. OTHER INFORMATION

Item 5. Other Information

In a press release dated April 2, 2001, the Trustees of Great Northern Iron Ore Properties informed the public of the death of a fellow Trustee, Harry L. Holtz, on April 1, 2001, at the age of 82. Mr. Holtz served nearly thirty years as a Trustee beginning November 4, 1971. During his tenure as Trustee, he was appointed President and Chief Executive Officer of the Trust as of January 1, 1982 until his resignation of the position on December 31, 1998. He continued to serve thereafter as Trustee up until his death. Pursuant to the Trust Agreement and subject to Court approval, a successor Trustee is expected to be appointed at a later date.

Item 6. Exhibits and Reports on Form 8-K

        (a) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GREAT NORTHERN IRON ORE PROPERTIES
                                              ----------------------------------
                                                          (Registrant)

Date  April 19, 2001                       By  /s/ Joseph S. Micallef
    ------------------------                  ----------------------------------
                                              Joseph S. Micallef
                                              President of the Trustees
                                              Chief Executive Officer

Date  April 19, 2001                       By  /s/ Thomas A. Janochoski
    -------------------------                 ----------------------------------
                                              Thomas A. Janochoski
                                              Vice President and Secretary
                                              Chief Financial Officer