Form 10-Q
period 2001-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2001-07-19
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended JUNE 30, 2001

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to
         ______________

         Commission file number 1-701
                                -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                             41-0788355
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

W-1290 First National Bank Building
      332 Minnesota Street
      Saint Paul, Minnesota                                    55101-1361
-----------------------------------                       ----------------------
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

Number of shares of beneficial interest outstanding on June 30, 2001:  1,500,000
                                                                       ---------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                       June 30     December 31
                                                        2001          2000
                                                     -----------   -----------
                                                     (Unaudited)     (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                       $   475,598   $   475,841
     United States Treasury securities                 4,577,639     5,530,749
     Royalties receivable                              2,873,304     3,157,655
     Prepaid expenses                                     35,387         2,760
                                                     -----------   -----------
                     TOTAL CURRENT ASSETS              7,961,928     9,167,005

NONCURRENT ASSETS
     United States Treasury Notes                      3,994,704     3,960,440
     Prepaid pension expense                             642,662       583,852
                                                     -----------   -----------
                                                       4,637,366     4,544,292

PROPERTIES
     Mineral lands                                    38,577,007    38,577,007
     Less allowances for depletion and
          amortization                                33,561,265    33,457,165
                                                     -----------   -----------
                                                       5,015,742     5,119,842
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (6/30/01 - $172,094; 12/31/00 - $184,130)      162,026       164,166
                                                     -----------   -----------
                                                       5,177,768     5,284,008
                                                     -----------   -----------
                                                     $17,777,062   $18,995,305
                                                     ===========   ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses           $    45,164   $    79,556
     Distributions                                     2,250,000     3,600,000
                                                     -----------   -----------
                     TOTAL CURRENT LIABILITIES         2,295,164     3,679,556

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest       15,481,898    15,315,749
                                                     -----------   -----------
                                                     $17,777,062   $18,995,305
                                                     ===========   ===========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended                  Six Months Ended
                                                   -------------------------------     ------------------------------
                                                              June 30                             June 30
                                                   -------------------------------     ------------------------------
                                                       2001              2000              2001             2000
                                                   -------------     -------------     -------------    -------------
Income:
     Royalties                                      $ 3,177,261       $ 2,800,923       $ 5,107,460      $ 3,794,930
     Interest and other income                          143,351           129,629           300,849          276,980
                                                   -------------     -------------     -------------    -------------
                                                      3,320,612         2,930,552         5,408,309        4,071,910
Costs and expenses                                      438,929           367,879           892,160          809,260
                                                   -------------     -------------     -------------    -------------

NET INCOME                                          $ 2,881,683       $ 2,562,673       $ 4,516,149      $ 3,262,650
                                                   =============     =============     =============    =============

Weighted-average shares outstanding                   1,500,000         1,500,000         1,500,000        1,500,000

BASIC & DILUTED EARNINGS PER SHARE                  $      1.92       $      1.71       $      3.01      $      2.18
                                                   =============     =============     =============    =============

     Distributions declared per share               $      1.50(1)    $      1.50(2)    $      2.90(3)   $      2.60(4)
     Distributions paid per share                   $      1.40(5)    $      1.10(6)    $      3.80(7)   $      2.70(8)

(1)     $1.50 declared  6/18/01
              payable   7/31/01

(2)     $1.50 declared  6/15/00
              paid      7/31/00

(3)     $1.40 declared  3/15/01             plus       $1.50 declared    6/18/01
              paid      4/30/01                              payable     7/31/01

(4)     $1.10 declared  3/20/00             plus       $1.50 declared    6/15/00
              paid      4/28/00                              paid        7/31/00

(5)     $1.40 declared  3/15/01
              paid      4/30/01

(6)     $1.10 declared  3/20/00
              paid      4/28/00

(7)     $2.40 declared 12/14/00             plus       $1.40 declared    3/15/01
              paid      1/31/01                              paid        4/30/01

(8)     $1.60 declared 12/16/99             plus       $1.10 declared    3/20/00
              paid      1/31/00                              paid        4/28/00

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                       ------------------------
                                                                June 30
                                                       ------------------------
                                                           2001         2000
                                                       -----------  -----------
Cash flows from operating activities:
     Cash received from royalties and rents            $ 5,421,418  $ 3,794,867
     Cash paid to suppliers and employees                 (896,749)    (830,998)
     Interest received                                     246,610      263,747
                                                       -----------  -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES      4,771,279    3,227,616

Cash flows from investing activities:
     U.S. Treasury securities purchased                 (2,909,625)  (2,092,250)
     U.S. Treasury securities matured                    3,853,103    2,800,000
     Net expenditures for equipment                        (15,000)     (53,911)
                                                       -----------  -----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES        928,478      653,839

Cash flows from financing activities:
     Distributions paid                                 (5,700,000)  (4,050,000)
                                                       -----------  -----------
          NET CASH USED IN FINANCING ACTIVITIES         (5,700,000)  (4,050,000)
                                                       -----------  -----------

Net decrease in cash and cash equivalents                     (243)    (168,545)

Cash and cash equivalents at beginning of year             475,841      364,842
                                                       -----------  -----------

CASH AND CASH EQUIVALENTS AT JUNE 30                   $   475,598  $   196,297
                                                       ===========  ===========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      Periods of Three and Six Months ended June 30, 2001 and June 30, 2000

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2001:

Attorneys' fees and expenses ....................................  $ 1,024,834
Cost of surface lands ...........................................    5,703,265
Shipment credits (cumulative) ...................................     (894,671)
Asset disposition credits .......................................      (20,106)
                                                                   -----------
Principal Charges account .......................................  $ 5,813,322
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

      Periods of Three and Six Months ended June 30, 2001 and June 30, 2000

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees' election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty
(20) years from April 6, 1995, that being April 6, 2015. The termination of the Trust on April 6, 2015 means that there will be no trading of the Trust's 1,500,000 certificates of beneficial interest (shares) on the New York Stock Exchange beyond that date. At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner. In addition, by the terms of a District Court Order dated November 29, 1982, the reversioner, in effect, is required to pay to a Principal Charges account (see Note B above) which primarily represents the costs of acquiring homes and land parcels on the iron formation that are necessary for the orderly mine development by U.S. Steel Corporation under its 1959 lease with the Trustees. This account balance, which may increase or decrease, will be added to the cash distributable to the certificate holders of record at the termination of the Trust.

                             Results of Operations:

Royalties increased $1,312,530 and $376,338 during the first six months and second quarter of 2001, respectively, as compared to the same periods in 2000. These increases are mainly due greater tonnage mined and additional net advance royalties received.

Interest and other income increased $23,869 and $13,722 during the first six months and second quarter of 2001, respectively, as compared to the same periods in 2000. These increases are mainly due to an overall improved yield attained on a greater amount of funds invested offset by reduced timber revenues.

Costs and expenses increased $82,900 and $71,050 during the first six months and second quarter of 2001, respectively, as compared to the same periods in 2000. These increases are due mainly to higher legal expenditures associated with an annexation proceeding and fee increases and related costs pertaining to the Trustees' Compensation Hearing pursuant to Court Order dated May 16, 2001 (See
Part II, Item 1).

At their meeting held on June 18, 2001, the Trustees declared a second quarter distribution of $1.50 per share, amounting to $2,250,000 payable July 31, 2001 to certificate holders of record at the close of business on June 29, 2001. The Trustees have now declared two quarterly distributions in 2001. The first, in the amount of $1.40 per share, was paid on April 30, 2001 to certificate holders of record on March 30, 2001; and the second, that being the current distribution. The first and second quarter 2000 distributions were $1.10 and $1.50 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2001 to certificate holders of record on September 28, 2001.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

At a hearing held on May 16, 2001, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 2000 were approved. At this same hearing, the Judge of District Court granted the Trustees' request for a fee increase of $10,000 each, effective January 1, 2001.

Item 5.  Other Information

In a press release dated April 2, 2001, the Trustees of Great Northern Iron Ore Properties informed the public of the death of fellow Trustee, Harry L. Holtz, on April 1, 2001, at the age of 82. Mr. Holtz served nearly thirty years as a Trustee of the Trust beginning November 4, 1971. During his tenure as Trustee, he was appointed President and Chief Executive Officer of the Trust as of January 1, 1982 until his resignation from that position on December 31, 1998. He continued to serve actively as Trustee up until his death. Pursuant to the Trust Agreement and subject to Court approval, a successor Trustee is expected to be appointed within the next several months.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Reports on Form 8-K - None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GREAT NORTHERN IRON ORE PROPERTIES
                                              ----------------------------------
                                                         (Registrant)


Date July 19, 2001                            By /s/ Joseph S. Micallef
     -------------                               -------------------------------
                                                 Joseph S. Micallef
                                                 President of the Trustees
                                                 Chief Executive Officer


Date July 19, 2001                            By /s/ Thomas A. Janochoski
     -------------                               -------------------------------
                                                 Thomas A. Janochoski
                                                 Vice President and Secretary
                                                 Chief Financial Officer