Form 10-Q
period 2001-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2001-10-17
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended SEPTEMBER 30, 2001
                                   ------------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701
                       -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                              41-0788355
----------------------------------------                  ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

W-1290 First National Bank Building
   332 Minnesota Street
   Saint Paul, Minnesota                                       55101-1361
----------------------------------------                  ----------------------
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

             Number of shares of beneficial interest outstanding on
                         September 30, 2001: 1,500,000
                                             ---------

                          PART I. FINANCIAL INFORMATION

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                                 September 30   December 31
                                                                    2001           2000
                                                                 -----------    -----------
                                                                 (Unaudited)       (Note)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $   687,246    $   475,841
     United States Treasury securities                             4,891,517      5,530,749
     Royalties receivable                                          1,792,651      3,157,655
     Prepaid expenses                                                 17,693          2,760
                                                                 -----------    -----------
                            TOTAL CURRENT ASSETS                   7,389,107      9,167,005

NONCURRENT ASSETS
     United States Treasury Notes                                  4,211,729      3,960,440
     Prepaid pension expense                                         672,068        583,852
                                                                 -----------    -----------
                                                                   4,883,797      4,544,292

PROPERTIES
     Mineral lands                                                38,577,007     38,577,007
     Less allowances for depletion and
          amortization                                            33,613,315     33,457,165
                                                                 -----------    -----------
                                                                   4,963,692      5,119,842
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (9/30/01 - $181,439; 12/31/00 - $184,130)                  157,344        164,166
                                                                 -----------    -----------
                                                                   5,121,036      5,284,008
                                                                 -----------    -----------
                                                                 $17,393,940    $18,995,305
                                                                 ===========    ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                       $    91,457    $    79,556
     Distributions                                                 2,250,000      3,600,000
                                                                 -----------    -----------
                            TOTAL CURRENT LIABILITIES              2,341,457      3,679,556

BENEFICIARIES' EQUITY, including certificate holders' equity, represented by 1,500,000 shares of beneficial interest
     authorized and outstanding, and reversionary interest        15,052,483     15,315,749
                                                                 -----------    -----------
                                                                 $17,393,940    $18,995,305
                                                                 ===========    ===========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended                   Nine Months Ended
                                           -----------------------------         -----------------------------
                                                    September 30                         September 30
                                           -----------------------------         -----------------------------
                                              2001               2000               2001               2000
                                           ----------         ----------         ----------         ----------
Income:
     Royalties                             $2,096,829         $4,524,070         $7,204,289         $8,319,000
     Interest and other income                144,817            135,486            445,666            412,466
                                           ----------         ----------         ----------         ----------
                                            2,241,646          4,659,556          7,649,955          8,731,466
Costs and expenses                            421,061            392,926          1,313,221          1,202,186
                                           ----------         ----------         ----------         ----------

NET INCOME                                 $1,820,585         $4,266,630         $6,336,734         $7,529,280
                                           ==========         ==========         ==========         ==========

Weighted-average shares outstanding         1,500,000          1,500,000          1,500,000          1,500,000

BASIC & DILUTED EARNINGS PER SHARE         $     1.21         $     2.84         $     4.22         $     5.02
                                           ==========         ==========         ==========         ==========

   Distributions declared per share        $     1.50(1)      $     1.80(2)      $     4.40(3)      $     4.40(4)
   Distributions paid per share            $     1.50(5)      $     1.50(6)      $     5.30(7)      $     4.20(8)

(1) $1.50 declared  9/10/01
          payable  10/31/01

(2) $1.80 declared  9/14/00
          paid     10/31/00

(3) $1.40 declared  3/15/01      plus      $     1.50 declared   6/18/01 plus    $     1.50 declared   9/10/01
          paid      4/30/01                           paid       7/31/01                    payable   10/31/01

(4) $1.10 declared  3/20/00      plus      $     1.50 declared   6/15/00 plus    $     1.80 declared   9/14/00
          paid      4/28/00                           paid       7/31/00                    paid      10/31/00

(5) $1.50 declared  6/18/01
          paid      7/31/01

(6) $1.50 declared  6/15/00
          paid      7/31/00

(7) $2.40 declared 12/14/00      plus      $     1.40 declared   3/15/01 plus    $     1.50 declared   6/18/01
          paid      1/31/01                           paid       4/30/01                    paid       7/31/01

(8) $1.60 declared 12/16/99      plus      $     1.10 declared   3/20/00 plus    $     1.50 declared   6/15/00
          paid      1/31/00                           paid       4/28/00                    paid       7/31/00

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                         --------------------------
                                                                 September 30
                                                         --------------------------
                                                            2001             2000
                                                         ----------      ----------
Cash flows from operating activities:
     Cash received from royalties and rents              $8,614,554      $6,589,969
     Cash paid to suppliers and employees                -1,221,834      -1,132,781
     Interest received                                      369,870         349,188
                                                         ----------      ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES          7,762,590       5,806,376

Cash flows from investing activities:
     U.S. Treasury securities purchased                  -4,109,625      -2,092,250
     U.S. Treasury securities matured                     4,528,103       2,800,000
     Net expenditures for equipment                         -19,663         -75,784
                                                         ----------      ----------
       NET CASH PROVIDED BY INVESTING ACTIVITIES            398,815         631,966

Cash flows from financing activities:
     Distributions paid                                  -7,950,000      -6,300,000
                                                         ----------      ----------
       NET CASH USED IN FINANCING ACTIVITIES             -7,950,000      -6,300,000
                                                         ----------      ----------

Net increase in cash and cash equivalents                   211,405         138,342

Cash and cash equivalents at beginning of year              475,841         364,842
                                                         ----------      ----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                $  687,246      $  503,184
                                                         ==========      ==========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

            Periods of Three and Nine Months ended September 30, 2001
                             and September 30, 2000

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2001:

Attorneys' fees and expenses ......................................  $ 1,024,834
Cost of surface lands .............................................    5,703,265
Shipment credits (cumulative) .....................................     -919,537
Asset disposition credits .........................................      -20,106
                                                                     -----------
Principal Charges account .........................................  $ 5,788,456
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            Periods of Three and Nine Months ended September 30, 2001
                             and September 30, 2000

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

Results of Operations:
Royalties decreased $1,114,711 and $2,427,241 during the first nine months and third quarter of 2001, respectively, as compared to the same periods in 2000. These decreases are mainly due to reduced tonnage mined from the Trust's properties.

Interest and other income increased $33,200 and $9,331 during the first nine months and third quarter of 2001, respectively, as compared to the same periods in 2000. These increases are mainly due to an overall improved yield attained on a greater amount of funds invested offset by reduced timber revenues.

Costs and expenses increased $111,035 and $28,135 during the first nine months and third quarter of 2001, respectively, as compared to the same periods in 2000. These increases are mainly due to higher legal expenditures and related costs associated with an annexation proceeding, the Trustees' fee increase hearing and various Trustee succession matters.

At their meeting held on September 10, 2001, the Trustees declared a third quarter distribution of $1.50 per share, amounting to $2,250,000 payable October 31, 2001 to certificate holders of record at the close of business on September 28, 2001. The Trustees have now declared three quarterly distributions in 2001. The first, in the amount of $1.40 per share, was paid on April 30, 2001 to certificate holders of record on March 30, 2001; the second, in the amount of $1.50 per share, was paid on July 31, 2001 to certificate holders of record on June 29, 2001; and the third, that being the current distribution. The first, second and third quarter 2000 distributions were $1.10, $1.50 and $1.80 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2002 to certificate holders of record on December 31, 2001.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
At a proceeding held on August 24, 2001, in Ramsey County District Court, Saint Paul, Minnesota, the Judge of District Court confirmed the appointment of John
H. Roe, III as a successor Trustee of Great Northern Iron Ore Properties, effective September 1, 2001, to fill the vacancy resulting from the April 1, 2001 death of Trustee Harry L. Holtz.

Item 5.  Other Information
In a press release dated August 24, 2001, the Trustees of Great Northern Iron Ore Properties announced the appointment and Court confirmation (See Item 1 above) of John H. Roe, III to the Board of Trustees, effective September 1, 2001, to fill the vacancy created by the death of Trustee Harry L. Holtz on April 1, 2001. Mr. Roe is currently Chairman of the Board of Bemis Company, Inc. and had previously served as Chief Executive Officer of Bemis from May 1990 to May 2000. He holds a Bachelor of Arts degree from Williams College and a Master of Business Administration degree from Harvard Business School. He also continues to serve on a number of civic boards. In the Trustees' opinion, Mr. Roe's considerable business judgment and experience will be of great benefit to both the certificate holders and the reversioner.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Reports on Form 8-K - None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GREAT NORTHERN IRON ORE PROPERTIES
                                           -------------------------------------
                                                      (Registrant)


Date  October 17, 2001                     By /s/ Joseph S. Micallef
      ----------------------------------      ----------------------------------
                                                 Joseph S. Micallef
                                                 President of the Trustees
                                                 Chief Executive Officer

Date  October 17, 2001                     By /s/ Thomas A. Janochoski
      ----------------------------------      ----------------------------------
                                                 Thomas A. Janochoski
                                                 Vice President and Secretary
                                                 Chief Financial Officer