Form 10-K405
period 2001-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2002-03-15
CIK 43410

ANNUAL REPORT ON FORM 10-K

                       GREAT NORTHERN IRON ORE PROPERTIES

                                DECEMBER 31, 2001

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001         Commission File Number 1-701
                          -----------------                                -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Minnesota                                 41-0788355
-----------------------------------------------      ---------------------------
        (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

      W-1290 First National Bank Building
             332 Minnesota Street
             Saint Paul, Minnesota                           55101-1361
-----------------------------------------------      ---------------------------
   (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code         651 / 224-2385
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
             Title of Each Class                          Which Registered
             -------------------                    ----------------------------

Trustees' Certificates of Beneficial Interest          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act--None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2002 - None

The number of shares of beneficial interest outstanding as of the close of the period covered by this report:

            Trustees' Certificates of Beneficial Interest--1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to certificate holders for the year ended December 31, 2001 are incorporated by reference into Part II.

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

           Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and of any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, Registrant's engineers estimate that the magnetic taconite under lease as of January 1, 2002 was equivalent to approximately 378,216,000 tons of pellets.

           Present leases provide for minimum royalties aggregating approximately $2,361,000 for the year 2002 even if no taconite is mined. All of this amount is attributable to long-term taconite leases.

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

           Effective January 5, 2001, LTV Steel Company, in bankruptcy, closed its northern Minnesota taconite pellet facility, LTV Steel Mining Company (LTVSMC). The Trust has a lease with LTVSMC referred to as the Wentworth Mine. Historically, the Wentworth Mine has only accounted for about 3 1/2% of the Trust's average annual pellet shipments and, as such, the closing of the facility is not expected to materially impact the Trust's earnings. In October 2001, the LTVSMC taconite facility was purchased by Cleveland Cliffs Erie LLC. No definite plans were disclosed for the facility at the time of the purchase.

           In October 2001, Bethlehem Steel, a 70.3% owner of Hibbing Taconite Company, filed Chapter 11 bankruptcy to allow for reorganization. Earlier in the year, Bethlehem Steel announced that its interest in Hibbing Taconite Company was for sale. Both the bankruptcy and sale remain pending as of year-end.

           The Registrant's royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, minimum royalties collected and liquidation of minimum royalties collected. Following is a summary of shipments by lessee during 2001, 2000 and 1999:

                                                         TONS SHIPPED
                                            -----------------------------------
                                                 2001        2000        1999
                                            -----------------------------------

                United States Steel
                  Corporation (USX)           4,252,383   3,969,669   3,014,550
                Hibbing Taconite Company      1,287,831   2,454,681   1,874,302
                National Steel Corporation      137,458     483,468     811,852
                LTV Steel Mining Company             --      34,721     432,872
                                            -----------------------------------
                                              5,677,672   6,942,539   6,133,576
                                            ===================================

           At December 31, 2001, the Registrant employed ten persons. The Registrant has been engaged in only one line of business, namely the leasing and maintenance of its mineral properties. The business of the Registrant is not seasonal, but income depends upon production by mining companies which lease its properties. The Registrant has no operations in foreign countries and has no customers or lessees in foreign countries.

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

           The Trustees provided annual tax information in January 2002 to certificate holders of record with holdings on any of the four quarterly record dates during 2001. This information included a:

           Substitute Form 1099-MISC - This form reported one's 2001 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

           Trust Supplemental Statement - This statement reported the number of units (shares) held on any of the four quarterly record dates in 2001.

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

Item 3.    LEGAL PROCEEDINGS

           In proceedings commenced in 1972, the Minnesota Supreme Court determined that while by the terms of the Trust, the Trustees are given discretionary powers to convert Trust assets to cash and to distribute the proceeds to certificate holders, they are limited in their exercise of those powers by the legal duty imposed by well established law of trusts to serve the interests of both term beneficiaries and the reversionary beneficiary with impartiality. Thus, the Trustees have no duty to exercise the powers of sale and distribution unless required to do so to serve both term and reversionary interests, and, if the need arises, the Trustees may petition the District Court of Ramsey County, Minnesota, for further instructions defining what is required in a particular case to balance the interests of certificate holders and reversioner. Also, the Court, in effect, held that the Trust is a conventional trust, rather than a business trust, and must operate within the framework of well established trust law.

           By a letter dated April 4, 2001, certificate holders of record as of March 1, 2001 and the reversioner were notified of a Hearing on May 16, 2001 in Ramsey County Courthouse, Saint Paul, Minnesota for the purpose of settling and allowing the Trust accounts for the year 2000 and for the purpose of requesting a fee increase in Trustees' compensation of $10,000 each effective January 1, 2001. By Court Order signed and dated May 16, 2001, the 2000 accounts were settled and allowed in all respects and the requested fee increase for the Trustees was granted effective January 1, 2001. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

           None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

           Shares of Beneficial Interest, Market Prices and Distributions on page 3 of the annual report to certificate holders for the year ended December 31, 2001 are incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

           Selected Financial Data on page 2 of the annual report to certificate holders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's Discussion and Analysis of Financial Condition and Results of Operations on page 2 of the annual report to certificate holders for the year ended December 31, 2001 are incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The following financial statements of the Registrant, included in the annual report to certificate holders for the year ended December 31, 2001, are incorporated herein by reference:

             Balance Sheets--December 31, 2001 and 2000.

             Statements of Income--Years ended December 31, 2001, 2000 and 1999.

             Statements of Beneficiaries' Equity--Years ended December 31, 2001, 2000 and 1999.

             Statements of Cash Flows--Years ended December 31, 2001, 2000 and 1999.

             Notes to Financial Statements--December 31, 2001.

           Quarterly Results of Operations on page 4 of the annual report to certificate holders for the year ended December 31, 2001 are incorporated herein by reference.

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following trustees and officers whose terms of office are not fixed for a specified time:

                                                                        YEARS OF
                               NAME AND POSITION                 AGE    SERVICE
               -----------------------------------------------------------------

               Joseph S. Micallef     President of the Trustees   68    25 years
               Roger W. Staehle       Trustee                     68    20
               Robert A. Stein        Trustee                     63    20
               John H. Roe, III       Trustee                     62   < 1
               Thomas A. Janochoski   Vice President and
                                        Secretary                 43    10

           Principal occupations of Trustees and officers during the last five years:

           JOSEPH S. MICALLEF
             President and Chief Executive Officer, Great Northern Iron Ore
               Properties;
             Consultant and Director, Fiduciary Counselling, Inc., St. Paul,
               Minnesota until December 31, 1998.

           ROGER W. STAEHLE
             Adjunct Professor, Institute of Technology, University of
               Minnesota;
             Industrial Consultant.

           ROBERT A. STEIN
             Executive Director and Chief Operating Officer, American Bar
               Association.

           JOHN H. ROE, III
             Chairman, Bemis Company, Inc., Minneapolis, Minnesota; Chief Executive Officer, Bemis Company, Inc., Minneapolis,
               Minnesota until May 4, 2000.

           THOMAS A. JANOCHOSKI
             Vice President and Secretary, Chief Financial Officer, Great
               Northern Iron Ore Properties.

           Executive employees in addition to those listed above include Roger
           P. Johnson, Manager of Mines and Chief Engineer.

           There are no family relationships among any of the above persons.

Item 11.   EXECUTIVE COMPENSATION

           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION
                                                   ----------------------------
                 NAME AND PRINCIPAL POSITION        YEAR     SALARY      BONUS
           --------------------------------------------------------------------

           As CEO and President of the Trustees:
             Joseph S. Micallef                     2001    $100,000    $35,000
                                                    2000      90,000     35,000
                                                    1999      90,000     35,000

           The Trust Agreement (as modified by Court Orders) provides for 2000 and 1999 annual compensation to the President of the Trustees of $90,000 and, in addition, a sum equal to one percent of the excess of the gross income of the Trust over $5,000,000 for that year until his annual compensation shall reach $125,000. By Court Order effective January 1, 2001, annual compensation to the President of the Trustees is $100,000 and, in addition, a sum equal to one percent of the excess of the gross income of the Trust over $5,000,000 for that year until his annual compensation shall reach $135,000. No other executive's compensation exceeds $100,000. The Trustees, including the President, are not eligible to receive retirement benefits based on their services as Trustees. There are no options, SARs, long-term performance-based incentive plans or retirement benefits applicable to the CEO or the Trustees and, accordingly, disclosure tables with respect to such benefits have been omitted.

           COMPENSATION OF TRUSTEES

           The Trust Agreement (as modified by Court Orders) provides for 2000 and 1999 annual compensation to each Trustee (other than the President) of $40,000, without any additional amounts payable for committee participation or special assignments. By Court Order effective January 1, 2001, annual compensation to each Trustee (other than the President) is $50,000, without any additional amounts payable for committee participant or special assignments. There are no other arrangements pursuant to which any Trustee was compensated for any services provided as a Trustee during the year.

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           (a) The only authorized securities of the Registrant are Trustees' Certificates of Beneficial Interest and the holders of these securities do not have voting rights. There were no entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2001.

           (b) There were no securities owned by the Trustees or officers as of December 31, 2001.

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

           GREAT NORTHERN IRON ORE PROPERTIES
           ----------------------------------
                       (Registrant)



           /s/ Joseph S. Micallef                                    2/25/02
           ---------------------------------------------       -----------------
           Joseph S. Micallef, Chief Executive                        Date
             Officer, Trustee and President of the
             Trustees

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           /s/ Roger W. Staehle                                      2/25/02
           ---------------------------------------------       -----------------
           Roger W. Staehle, Trustee                                  Date



           /s/ Robert A. Stein                                       2/25/02
           ---------------------------------------------       -----------------
           Robert A. Stein, Trustee                                   Date



           /s/ John H. Roe, III                                      2/25/02
           ---------------------------------------------       -----------------
           John H. Roe, III, Trustee                                  Date



           /s/ Thomas A. Janochoski                                  2/25/02
           ---------------------------------------------       -----------------
           Thomas A. Janochoski, Vice President                       Date
             and Secretary, Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) and (2) and ITEM 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2001



                       GREAT NORTHERN IRON ORE PROPERTIES

                       W-1290 First National Bank Building
                              332 Minnesota Street
                        Saint Paul, Minnesota 55101-1361

FORM 10-K--Item 14(a)(1) and (2)
GREAT NORTHERN IRON ORE PROPERTIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




The following financial statements of Great Northern Iron Ore Properties, included in the annual report of the Registrant to its certificate holders for the year ended December 31, 2001, are incorporated by reference in Item 8:

   Balance Sheets--December 31, 2001 and 2000

   Statements of Income--Years ended December 31, 2001, 2000 and 1999

   Statements of Beneficiaries' Equity--Years ended December 31, 2001, 2000 and 1999

   Statements of Cash Flows--Years ended December 31, 2001, 2000 and 1999

   Notes to Financial Statements--December 31, 2001

All Item 14(d) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.