Form 10-Q
period 2002-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2002-04-18
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended MARCH 31, 2002
                                   --------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701
                       -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                 41-0788355
-----------------------------------          -----------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification Number)

W-1290 First National Bank Building
       332 Minnesota Street
       Saint Paul, Minnesota                            55101-1361
-----------------------------------          -----------------------------------
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

Number of shares of beneficial interest outstanding on March 31, 2002: 1,500,000
                                                                       ---------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                                    March 31        December 31
                                                                      2002             2001
                                                                   -----------      -----------
                                                                   (Unaudited)         (Note)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $   848,822      $   759,281
     United States Treasury securities                               4,853,932        4,344,646
     Royalties receivable                                            1,510,805        2,308,941
     Prepaid expenses                                                   35,401            2,760
                                                                   -----------      -----------
                            TOTAL CURRENT ASSETS                     7,248,960        7,415,628

NONCURRENT ASSETS
     United States Treasury securities                               3,357,883        4,278,541
     Prepaid pension expense                                           703,156          701,473
                                                                   -----------      -----------
                                                                     4,061,039        4,980,014

PROPERTIES
     Mineral lands                                                  38,577,007       38,577,007
     Less allowances for depletion and
          amortization                                              33,717,415       33,665,365
                                                                   -----------      -----------
                                                                     4,859,592        4,911,642
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (3/31/02 - $200,029; 12/31/01 - $190,784)                    138,754          147,999
                                                                   -----------      -----------
                                                                     4,998,346        5,059,641
                                                                   -----------      -----------
                                                                   $16,308,345      $17,455,283
                                                                   ===========      ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $   112,298      $    89,556
     Distributions                                                   1,650,000        2,400,000
                                                                   -----------      -----------
                            TOTAL CURRENT LIABILITIES                1,762,298        2,489,556

NONCURRENT LIABILITIES                                                   3,100            3,100

BENEFICIARIES' EQUITY, including certificate holders' equity, represented by 1,500,000 shares of beneficial interest
     authorized and outstanding, and reversionary interest          14,542,947       14,962,627
                                                                   -----------      -----------
                                                                   $16,308,345      $17,455,283
                                                                   ===========      ===========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                               -----------------------------
                                                          March 31
                                               -----------------------------
                                                  2002               2001
                                               ----------         ----------
Income:
     Royalties                                 $1,567,900         $1,930,199
     Interest and other income                    152,747            157,498
                                               ----------         ----------
                                                1,720,647          2,087,697
Costs and expenses                                490,327            453,231
                                               ----------         ----------

     NET INCOME                                $1,230,320         $1,634,466
                                               ==========         ==========

     Weighted-average shares outstanding        1,500,000          1,500,000

     BASIC AND DILUTED EARNINGS PER SHARE      $     0.82         $     1.09
                                               ==========         ==========

     Distributions declared per share          $     1.10(1)      $     1.40(3)
     Distributions paid per share              $     1.60(2)      $     2.40(4)

(1)      $1.10 declared   3/13/02
               payable    4/30/02

(2)      $1.60 declared  12/10/01
               paid       1/31/02

(3)      $1.40 declared   3/15/01
               paid       4/30/01

(4)      $2.40 declared  12/14/00
               paid       1/31/01


See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                          -----------------------------
                                                                     March 31
                                                          -----------------------------
                                                              2002              2001
                                                          -----------       -----------
Cash flows from operating activities:
     Cash received from royalties and rents               $ 2,416,995       $ 3,471,282
     Cash paid to suppliers and employees                    (440,614)         (452,726)
     Interest received                                         63,160           170,741
                                                          -----------       -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES         2,039,541         3,189,297

Cash flows from investing activities:
     United States Treasury securities purchased             (650,000)       (1,859,625)
     United States Treasury securities matured              1,100,000         2,228,103
                                                          -----------       -----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES           450,000           368,478

Cash flows from financing activities:
     Distributions paid                                    (2,400,000)       (3,600,000)
                                                          -----------       -----------
          NET CASH USED IN FINANCING ACTIVITIES            (2,400,000)       (3,600,000)
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents           89,541           (42,225)

Cash and cash equivalents at beginning of year                759,281           475,841
                                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT MARCH 31                     $   848,822       $   433,616
                                                          ===========       ===========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         Periods of Three Months ended March 31, 2002 and March 31, 2001


Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties ("Trust") Annual Report on Form 10-K for the year ended December 31, 2001.


Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2002:

Attorneys' fees and expenses .....................................  $ 1,024,834
Cost of surface lands ............................................    5,703,265
Shipment credits (cumulative) ....................................     (954,270)
Asset disposition credits ........................................      (20,106)
                                                                    -----------
Principal Charges account ........................................  $ 5,753,723
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

         Periods of Three Months ended March 31, 2002 and March 31, 2001


The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees' election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty
(20) years from April 6, 1995, that being April 6, 2015. The termination of the Trust on April 6, 2015 means that there will be no trading of the Trust's 1,500,000 certificates of beneficial interest (shares) on the New York Stock Exchange beyond that date. At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner. In addition, by the terms of a District Court Order dated November 29, 1982, the reversioner, in effect, is required to pay to a Principal Charges account (see Note B above) which primarily represents the costs of acquiring homes and land parcels on the iron formation that are necessary for the orderly mine development by United States Steel Corporation under its 1959 lease with the Trustees. This account balance, which may increase or decrease, will be added to the cash distributable to the certificate holders of record at the termination of the Trust.

                             Results of Operations:
                             ----------------------

Royalties decreased $362,299 during the first quarter of 2002 compared to the first quarter of 2001 due mainly to credit for previously paid minimum royalties being applied to current taconite production.

Costs and expenses increased $37,096 during the first quarter of 2002 compared to the first quarter of 2001 due mainly to an increased pension cost caused, in part, by an expected reduced return on pension plan assets.

At their meeting held on March 13, 2002, the Trustees declared a distribution of $1.10 per share, amounting to $1,650,000 payable April 30, 2002 to certificate holders of record at the close of business on March 28, 2002. At their meeting held on March 15, 2001, the Trustees declared a distribution of $1.40 per share, amounting to $2,100,000 paid on April 30, 2001 to certificate holders of record at the close of business on March 30, 2001. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2002 to certificate holders of record on June 28, 2002.

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

                                   Liquidity:
                                   ----------

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Reports on Form 8-K - None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GREAT NORTHERN IRON ORE PROPERTIES
                                              ----------------------------------
                                                         (Registrant)

Date    April 18, 2002                      By /s/ Joseph S. Micallef
     --------------------                      ---------------------------------
                                               Joseph S. Micallef
                                               President of the Trustees
                                               Chief Executive Officer

Date    April 18, 2002                      By /s/ Thomas A. Janochoski
     --------------------                      ---------------------------------
                                               Thomas A. Janochoski
                                               Vice President and Secretary
                                               Chief Financial Officer