Form 10-Q
period 2002-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2002-07-18
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended JUNE 30, 2002
                                   -------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701
                       -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Minnesota                                 41-0788355
-----------------------------------------        -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

  W-1290 First National Bank Building
          332 Minnesota Street
          Saint Paul, Minnesota                            55101-1361
-----------------------------------------        -------------------------------
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

Number of shares of beneficial interest outstanding on June 30, 2002:  1,500,000
                                                                       ---------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                           June 30       December 31
                                                             2002            2001
                                                         ------------    ------------
                                                          (Unaudited)       (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $    479,090    $    759,281
     United States Treasury securities                      5,006,422       4,344,646
     Royalties receivable                                   2,432,423       2,308,941
     Prepaid expenses                                          26,880           2,760
                                                         ------------    ------------
                            TOTAL CURRENT ASSETS            7,944,815       7,415,628

NONCURRENT ASSETS
     United States Treasury securities                      3,331,353       4,278,541
     Prepaid pension expense                                  704,840         701,473
                                                         ------------    ------------
                                                            4,036,193       4,980,014

PROPERTIES
     Mineral lands                                         38,577,007      38,577,007
     Less allowances for depletion and
          amortization                                     33,769,465      33,665,365
                                                         ------------    ------------
                                                            4,807,542       4,911,642
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (6/30/02 - $203,776; 12/31/01 - $190,784)           139,015         147,999
                                                         ------------    ------------
                                                            4,946,557       5,059,641
                                                         ------------    ------------
                                                         $ 16,927,565    $ 17,455,283
                                                         ============    ============
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses               $     46,270    $     89,556
     Distributions                                          2,100,000       2,400,000
                                                         ------------    ------------
                            TOTAL CURRENT LIABILITIES       2,146,270       2,489,556

NONCURRENT LIABILITIES                                          3,100           3,100

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest            14,778,195      14,962,627
                                                         ------------    ------------
                                                         $ 16,927,565    $ 17,455,283
                                                         ============    ============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended                   Six Months Ended
                                               -----------------------------         -----------------------------
                                                          June 30                              June 30
                                               -----------------------------         -----------------------------
                                                  2002               2001               2002               2001
                                               ----------         ----------         ----------         ----------
Income:
     Royalties                                 $2,690,576         $3,177,261         $4,258,476         $5,107,460
     Interest and other income                    101,230            143,351            253,977            300,849
                                               ----------         ----------         ----------         ----------
                                                2,791,806          3,320,612          4,512,453          5,408,309
Costs and expenses                                456,558            438,929            946,885            892,160
                                               ----------         ----------         ----------         ----------

NET INCOME                                     $2,335,248         $2,881,683         $3,565,568         $4,516,149
                                               ==========         ==========         ==========         ==========

Weighted-average shares outstanding             1,500,000          1,500,000          1,500,000          1,500,000

BASIC & DILUTED EARNINGS PER SHARE             $     1.56         $     1.92         $     2.38         $     3.01
                                               ==========         ==========         ==========         ==========

     Distributions declared per share          $     1.40(1)      $     1.50(2)      $     2.50(3)      $     2.90(4)
     Distributions paid per share              $     1.10(5)      $     1.40(6)      $     2.70(7)      $     3.80(8)

(1)   $1.40 declared       6/17/2002
            payable        7/31/2002

(2)   $1.50 declared       6/18/2001
            paid           7/31/2001

(3)   $1.10 declared       3/13/2002     plus      $1.40 declared    6/17/2002
            paid           4/30/2002                     payable     7/31/2002

(4)   $1.40 declared       3/15/2001     plus      $1.50 declared    6/18/2001
            paid           4/30/2001                     paid        7/31/2001

(5)   $1.10 declared       3/13/2002
            paid           4/30/2002

(6)   $1.40 declared       3/15/2001
            paid           4/30/2001

(7)   $1.60 declared      12/10/2001     plus      $1.10 declared    3/13/2002
            paid           1/31/2002                     paid        4/30/2002

(8)   $2.40 declared      12/14/2000     plus      $1.40 declared    3/15/2001
            paid           1/31/2001                     paid        4/30/2001

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                         -----------------------------
                                                                    June 30
                                                         -----------------------------
                                                             2002              2001
                                                         -----------       -----------
Cash flows from operating activities:
     Cash received from royalties and rents              $ 4,194,200       $ 5,421,418
     Cash paid to suppliers and employees                   (894,576)         (896,749)
     Interest received                                       155,183           246,610
                                                         -----------       -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES        3,454,807         4,771,279

Cash flows from investing activities:
     U.S. Treasury securities purchased                   (1,175,000)       (2,909,625)
     U.S. Treasury securities matured                      1,500,000         3,853,103
     Net expenditures for equipment                           (9,998)          (15,000)
                                                         -----------       -----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES          315,002           928,478

Cash flows from financing activities:
     Distributions paid                                   (4,050,000)       (5,700,000)
                                                         -----------       -----------
          NET CASH USED IN FINANCING ACTIVITIES           (4,050,000)       (5,700,000)
                                                         -----------       -----------

Net decrease in cash and cash equivalents                   (280,191)             (243)

Cash and cash equivalents at beginning of year               759,281           475,841
                                                         -----------       -----------

CASH AND CASH EQUIVALENTS AT JUNE 30                     $   479,090       $   475,598
                                                         ===========       ===========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      Periods of Three and Six Months ended June 30, 2002 and June 30, 2001

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2002:

Attorneys' fees and expenses.................................. $ 1,024,834
Cost of surface lands.........................................   5,703,265
Shipment credits (cumulative).................................    (979,079)
Asset disposition credits.....................................     (20,106)
                                                               -----------
Principal Charges account..................................... $ 5,728,914
                                                               ===========

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      Periods of Three and Six Months ended June 30, 2002 and June 30, 2001

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

                             Results of Operations:
                             ----------------------
Royalties decreased $848,984 and $486,685 during the first six months and second quarter of 2002, respectively, as compared to the same periods in 2001. These decreases are mainly due to credit for previously paid minimum royalties being applied to current taconite production.

Interest and other income decreased $46,872 and $42,121 during the first six months and second quarter of 2002, respectively, as compared to the same periods in 2001. These decreases are mainly due to reduced yields on our funds held for investment.

Costs and expenses increased $54,725 and $17,629 during the first six months and second quarter of 2002, respectively, as compared to the same periods in 2001. These increases are mainly due to a higher pension cost caused, in part, by a lower return on pension plan assets.

At their meeting held on June 17, 2002, the Trustees declared a second quarter distribution of $1.40 per share, amounting to $2,100,000 payable July 31, 2002 to certificate holders of record at the close of business on June 28, 2002. The Trustees have now declared two quarterly distributions in 2002. The first, in the amount of $1.10 per share, was paid on April 30, 2002 to certificate holders of record on March 28, 2002; and the second, that being the current distribution. The first and second quarter 2001 distributions were $1.40 and $1.50 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2002 to certificate holders of record on September 30, 2002.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
-------------------------
At a hearing held on May 1, 2002, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 2001 were approved.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
         (a) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GREAT NORTHERN IRON ORE PROPERTIES
                                              ----------------------------------
                                                         (Registrant)

Date    July 18, 2002                       By /s/ Joseph S. Micallef
    -------------------------                 ----------------------------------
                                              Joseph S. Micallef
                                              President of the Trustees
                                              Chief Executive Officer

Date    July 18, 2002                       By /s/ Thomas A. Janochoski
    -------------------------                 ----------------------------------
                                              Thomas A. Janochoski
                                              Vice President and Secretary
                                              Chief Financial Officer