Form 10-Q
period 2002-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2002-10-17
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended SEPTEMBER 30, 2002

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

                          Commission file number 1-701

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                              41-0788355
---------------------------------------   --------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

  W-1290 First National Bank Building
        332 Minnesota Street
        Saint Paul, Minnesota                          55101-1361
---------------------------------------   --------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Number of shares of beneficial interest outstanding on September 30, 2002:
1,500,000
---------

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                          ----------------------------

                       GREAT NORTHERN IRON ORE PROPERTIES
                            CONDENSED BALANCE SHEETS

                                                         September 30     December 31
                                                             2002             2001
                                                         ------------    ------------
                                                          (Unaudited)        (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $    909,130    $    759,281
     United States Treasury securities                      4,166,258       4,344,646
     Royalties receivable                                   1,719,422       2,308,941
     Prepaid expenses                                          18,359           2,760
                                                         ------------    ------------
                            TOTAL CURRENT ASSETS            6,813,169       7,415,628

NONCURRENT ASSETS
     United States Treasury securities                      4,056,532       4,278,541
     Prepaid pension expense                                  706,524         701,473
                                                         ------------    ------------
                                                            4,763,056       4,980,014

PROPERTIES
     Mineral lands                                         38,577,007      38,577,007
     Less allowances for depletion and
          amortization                                     33,821,515      33,665,365
                                                         ------------    ------------
                                                            4,755,492       4,911,642
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (9/30/02 - $213,024; 12/31/01 - $190,784)           144,047         147,999
                                                         ------------    ------------
                                                            4,899,539       5,059,641
                                                         ------------    ------------
                                                         $ 16,475,764    $ 17,455,283
                                                         ============    ============
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses               $     87,736    $     89,556
     Distributions                                          2,100,000       2,400,000
                                                         ------------    ------------
                            TOTAL CURRENT LIABILITIES       2,187,736       2,489,556

NONCURRENT LIABILITIES                                          3,100           3,100

BENEFICIARIES' EQUITY, including certificate
     holders' equity, represented by 1,500,000
     shares of beneficial interest authorized
     and outstanding, and reversionary interest            14,284,928      14,962,627
                                                         ------------    ------------
                                                         $ 16,475,764    $ 17,455,283
                                                         ============    ============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended                   Nine Months Ended
                                           ------------------------------      ------------------------------
                                                    September 30                        September 30
                                           ------------------------------      ------------------------------
                                               2002              2001              2002              2001
                                           ------------      ------------      ------------      ------------
Revenues:
     Royalties                             $  1,982,911      $  2,096,829      $  6,241,387      $  7,204,289
     Interest and other income                   94,572           144,817           348,549           445,666
                                           ------------      ------------      ------------      ------------
                                              2,077,483         2,241,646         6,589,936         7,649,955
Costs and expenses                              470,750           421,061         1,417,635         1,313,221
                                           ------------      ------------      ------------      ------------

NET INCOME                                 $  1,606,733      $  1,820,585      $  5,172,301      $  6,336,734
                                           ============      ============      ============      ============

Weighted-average shares outstanding           1,500,000         1,500,000         1,500,000         1,500,000

BASIC & DILUTED EARNINGS PER SHARE         $       1.07      $       1.21      $       3.45      $       4.22
                                           ============      ============      ============      ============

     Distributions declared per share      $       1.40(1)   $       1.50(2)   $       3.90(3)   $       4.40(4)
     Distributions paid per share          $       1.40(5)   $       1.50(6)   $       4.10(7)   $       5.30(8)

(1)   $1.40 declared     9/13/02
            payable     10/31/02

(2)   $1.50 declared     9/10/01
            paid        10/31/01

(3)   $1.10 declared     3/13/02      plus        $1.40 declared   6/17/02    plus    $1.40 declared   9/13/02
            paid         4/30/02                        paid       7/31/02                  payable   10/31/02

(4)   $1.40 declared     3/15/01      plus        $1.50 declared   6/18/01    plus    $1.50 declared   9/10/01
            paid         4/30/01                        paid       7/31/01                  paid      10/31/01

(5)   $1.40 declared     6/17/02
            paid         7/31/02

(6)   $1.50 declared     6/18/01
            paid         7/31/01

(7)   $1.60 declared    12/10/01      plus        $1.10 declared    3/13/02   plus    $1.40 declared   6/17/02
            paid         1/31/02                        paid        4/30/02                 paid       7/31/02

(8)   $2.40 declared    12/14/00      plus        $1.40 declared    3/15/01   plus    $1.50 declared   6/18/01
            paid         1/31/01                        paid        4/30/01                 paid       7/31/01

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                       ----------------------------
                                                               September 30
                                                       ----------------------------
                                                           2002            2001
                                                       ------------    ------------
Cash flows from operating activities:
     Cash received from royalties and rents            $  6,899,306    $  8,614,554
     Cash paid to suppliers and employees                -1,255,227      -1,221,834
     Interest received                                      305,546         369,870
                                                       ------------    ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES       5,949,625       7,762,590

Cash flows from investing activities:
     U.S. Treasury securities purchased                  -2,725,000      -4,109,625
     U.S. Treasury securities matured                     3,100,000       4,528,103
     Net expenditures for equipment                         -24,776         -19,663
                                                       ------------    ------------
          NET CASH PROVIDED BY INVESTING ACTIVITIES         350,224         398,815

Cash flows from financing activities:
     Distributions paid                                  -6,150,000      -7,950,000
                                                       ------------    ------------
          NET CASH USED IN FINANCING ACTIVITIES          -6,150,000      -7,950,000
                                                       ------------    ------------

Net increase in cash and cash equivalents                   149,849         211,405

Cash and cash equivalents at beginning of year              759,281         475,841
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30              $    909,130    $    687,246
                                                       ============    ============

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Periods of Three and Nine Months ended September 30, 2002 and September 30, 2001

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2002:

Attorneys' fees and expenses ...............................  $ 1,024,834
Cost of surface lands ......................................    5,703,265
Shipment credits (cumulative) ..............................     -994,877
Asset disposition credits ..................................      -20,106
                                                              -----------

Principal Charges account ..................................  $ 5,713,116
                                                              ===========

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Periods of Three and Nine Months ended September 30, 2002 and September 30, 2001

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees' election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty
(20) years from April 6, 1995, that being April 6, 2015. The termination of the Trust on April 6, 2015 means that there will be no trading of the Trust's 1,500,000 certificates of beneficial interest (shares) on the New York Stock Exchange beyond that date. At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders, while all property other than monies shall be conveyed and transferred to the reversioner. In addition, by the terms of a District Court Order dated November 29, 1982, the reversioner, in effect, is required to pay the balance in the Principal Charges account (see Note B above) which primarily represents the costs of acquiring homes and land parcels on the iron formation that are necessary for the orderly mine development by United States Steel Corporation under its 1959 lease with the Trustees. This account balance, which may increase or decrease, will be added to the cash distributable to the certificate holders of record at the termination of the Trust.

                             Results of Operations:
                             ----------------------
Royalties decreased $962,902 and $113,918 during the first nine months and third quarter of 2002, respectively, as compared to the same periods in 2001. These decreases are mainly due to credit for previously paid minimum royalties being applied to current taconite production. Certain leases provide the mining companies the ability to offset excess royalties due on future production, if any and when mined, against minimum royalties paid in prior periods.

Interest and other income decreased $97,117 and $50,245 during the first nine months and third quarter of 2002, respectively, as compared to the same periods in 2001. These decreases are mainly due to reduced yields on our funds held for investment.

Costs and expenses increased $104,414 and $49,689 during the first nine months and third quarter of 2002, respectively, as compared to the same periods in 2001. These increases are mainly due to a higher pension cost caused, in part, by a lower return on pension plan assets.

At their meeting held on September 13, 2002, the Trustees declared a third quarter distribution of $1.40 per share, amounting to $2,100,000 payable October 31, 2002 to certificate holders of record at the close of business on September 30, 2002. The Trustees have now declared three quarterly distributions in 2002. The first, in the amount of $1.10 per share, was paid on April 30, 2002 to certificate holders of record on March 28, 2002; the second, in the amount of $1.40 per share, was paid on July 31, 2002 to certificate holders of record on June 28, 2002; and the third, that being the current distribution. The first, second and third quarter 2001 distributions were $1.40, $1.50 and $1.50 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2003 to certificate holders of record on December 31, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
        - None

Item 4. Controls and Procedures
-------------------------------
Based on their most recent review, which was completed within ninety days of the filing of this report, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Trust's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
        - None

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
        - None

Item 3. Defaults Upon Senior Securities
---------------------------------------
        - None

Item 4. Submission of Matters to a Vote of Certificate Holders
--------------------------------------------------------------
        - None

Item 5. Other Information
-------------------------
        - None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
        (a) Exhibits - None
        (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GREAT NORTHERN IRON ORE PROPERTIES
                                ----------------------------------
                                           (Registrant)

Date  October 17, 2002          By  /s/ Joseph S. Micallef
    ---------------------          ---------------------------------------------
                                   Joseph S. Micallef, President of the Trustees
                                   and Chief Executive Officer

Date  October 17, 2002          By  /s/ Thomas A. Janochoski
    ---------------------          ---------------------------------------------
                                   Thomas A. Janochoski, Vice President &
                                   Secretary and Chief Financial Officer

            Certification pursuant to the Sarbanes-Oxley Act of 2002
            --------------------------------------------------------

I, Joseph S. Micallef, President of the Trustees of Great Northern Iron Ore Properties and Chief Executive Officer, certify that:

     1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

     2. I have reviewed this quarterly report on Form 10-Q of Great Northern Iron Ore Properties;

     3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     5. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     7. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  October 17, 2002          By  /s/ Joseph S. Micallef
    ---------------------          ---------------------------------------------
                                   Joseph S. Micallef, President of the Trustees
                                   and Chief Executive Officer

            Certification pursuant to the Sarbanes-Oxley Act of 2002
            --------------------------------------------------------

I, Thomas A. Janochoski, Vice President & Secretary to the Trustees of Great Northern Iron Ore Properties and Chief Financial Officer, certify that:

     1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

     2. I have reviewed this quarterly report on Form 10-Q of Great Northern Iron Ore Properties;

     3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     5. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     7. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  October 17, 2002          By  /s/ Thomas A. Janochoski
    ---------------------          ---------------------------------------------
                                   Thomas A. Janochoski, Vice President &
                                   Secretary and Chief Financial Officer