Form 10-K
period 2002-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2003-03-14
CIK 43410

ANNUAL REPORT ON FORM 10-K


                       GREAT NORTHERN IRON ORE PROPERTIES


                               DECEMBER 31, 2002

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002         Commission File Number 1-701
                          -----------------                                -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Minnesota                                   41-0788355
     -------------------------------                    -------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

   W-1290 First National Bank Building
          332 Minnesota Street
          Saint Paul, Minnesota                             55101-1361
   -----------------------------------                  -------------------
 (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code        651 / 224-2385
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
    Title of Each Class                                Which Registered
    -------------------                            ------------------------
Trustees' Certificates of Beneficial Interest      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act--None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No ___

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter, that being June 30, 2002, was $99,000,000.

The number of shares of beneficial interest outstanding as of the close of the period covered by this report:

            Trustees' Certificates of Beneficial Interest--1,500,000
            --------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2002 are incorporated by reference into Part II.

PART I

Item 1.   BUSINESS

          The Registrant ("Trust") owns interests in fee, mineral and nonmineral lands on the Mesabi Iron Range of Minnesota. The Registrant is a conventional trust organized under the laws of the State of Michigan pursuant to a Trust Instrument dated December 7, 1906. Income is derived through royalties on iron ore minerals (principally taconite) taken from these properties by lessees. The Registrant is presently involved solely with the leasing and care of these properties. There have been no significant changes in these functions since the beginning of the fiscal year.

          The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. According to the terms of the Trust Agreement, the Trust now terminates twenty years from April 6, 1995, that being April 6, 2015. The termination of the Trust on April 6, 2015 means that there will be no trading of the Trust's 1,500,000 certificates of beneficial interest (shares) on the New York Stock Exchange beyond that date. At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders (term beneficiaries), while all property other than monies shall be conveyed and transferred to the reversionary beneficiary (formerly Lake Superior Company, Limited), or its successors or assigns (Glacier Park Company, a wholly owned subsidiary of Burlington Resources, Inc.). In addition, by the terms of a District Court Order dated November 29, 1982, the reversioner, in effect, is required to pay the balance in the Principal Charges account (as explained in the footnotes of the Financial Statements) which primarily represents the costs of acquiring homes and land parcels on the iron formation that are necessary for the orderly mine development by United States Steel Corporation under its 1959 lease with the Trustees. This account balance, which may increase or decrease, will be added to the cash distributable to the certificate holders of record at the termination of the Trust.

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

          Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and of any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, Registrant's engineers estimate that the magnetic taconite under lease as of January 1, 2003 was equivalent to approximately 371,122,000 tons of pellets.

          Present leases provide for minimum royalties aggregating approximately $3,110,000 for the year 2003 even if no taconite is mined. All of this amount is attributable to long-term taconite leases.

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

          There are other landowners on the Mesabi Iron Range, many of whom are private fees. Accordingly, firm data on competitive conditions in the iron ore industry is not available. Iron ore is also available from a number of other sources. The Registrant's non-taconite shipments have ceased as a source of income because the ore deposits have, for practical purposes, been exhausted. The mining of taconite by lessees is the most important part of the Registrant's business. Future development depends, to a large part, on the demand for taconite from the Registrant's properties by mining companies.

          The Registrant's royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, minimum royalties collected and liquidation of minimum royalties collected. Following is a summary of shipments by lessee during 2002, 2001 and 2000:

                                                      TONS SHIPPED
                                          -------------------------------------
                                              2002         2001         2000
                                          -------------------------------------

          United States Steel LLC           3,791,949    4,252,383    3,969,669
          Hibbing Taconite Company          3,210,144    1,287,831    2,454,681
          National Steel Corporation           92,353      137,458      483,468
          Cleveland Cliffs Erie LLC                --           --       34,721
                                          -------------------------------------
                                            7,094,446    5,677,672    6,942,539
                                          =====================================

          At December 31, 2002, the Registrant employed 11 persons. The Registrant has been engaged in only one line of business, namely the leasing and maintenance of its mineral properties. The business of the Registrant is not seasonal, but income depends upon production by mining companies which lease its properties. The Registrant has no operations in foreign countries and has no customers or lessees in foreign countries.

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

          The Trustees provided annual tax information in January 2003 to certificate holders of record with holdings on any of the four quarterly record dates during 2002. This information included a:

               Substitute Form 1099-MISC - This form reported one's 2002 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

               Trust Supplemental Statement - This statement reported the number of units (shares) held on any of the four quarterly record dates in 2002.

               Tax Return Guide - This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

          The Registrant does not maintain a website and therefore the Registrant does not make available through a website the annual, quarterly and other reports that it files with the Securities and Exchange Commission (SEC). The Registrant will furnish to investors free of charge, upon request, a paper copy of the reports that it files with the SEC.

          The following is a listing of the Registrant's current leases:

                                                                                                                          LESSEE
                                    NUMBER OF LEASED     GNIOP                                                         TERMINATION
                      LEASE               ACRES        INTEREST   COUNTY LOCATION                   TERM                PROVISION
          -------------------------------------------------------------------------------------------------------------------------
          Bennett Annex                      237          100%    St. Louis                 1/1/1965 to 12/31/2039        1 year
          Carmi-Campbell                   1,597          100     St. Louis                 7/1/1959 to 12/31/2010        1 year
          Enterprise-Mississippi
             (incl. Miss. #3 mine)           776          100     St. Louis and Itasca      1/1/1961 to 12/31/2010        6 months
          Hanna Taconite #1                   40          100     Itasca                    4/1/1962 to 12/31/2010        6 months
          Gray Annex                          40           50     St. Louis                 1/1/1974 to 1/1/2049          1 year

          Ontario 50%                      1,397           50     St. Louis and Itasca      7/1/1978 to 12/31/2016        1 year
          Ontario 100%                       400          100     St. Louis and Itasca      7/1/1978 to 12/31/2016        1 year
          Ontario #3                          80           25     St. Louis                 1/2/1993 to 12/31/2016        1 year
          Mahoning                           980          100     St. Louis and Itasca      1/1/1979 to 12/31/2026        1 year
          Russell Annex                      120           50     Itasca                    1/1/1966 to 12/31/2040        1 year

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

Item 2.   PROPERTIES

          The Registrant owns interests in fee, mineral and nonmineral lands on the Mesabi Iron Range of Minnesota, most of which are leased to mining companies which extract taconite. A list of the leased properties is shown in table format in Item 1 above. The leases provide the lessees exclusive mining rights during the term of such leases. Taconite deposits are substantial. The properties have a reversionary interest as explained in Item 1 above.

Item 3.   LEGAL PROCEEDINGS

          In proceedings commenced in 1972, the Minnesota Supreme Court determined that while by the terms of the Trust, the Trustees are given discretionary powers to convert Trust assets to cash and to distribute the proceeds to certificate holders, they are limited in their exercise of those powers by the legal duty imposed by well-established law of trusts to serve the interests of both term beneficiaries and the reversionary beneficiary with impartiality. Thus, the Trustees have no duty to exercise the powers of sale and distribution unless required to do so to serve both term and reversionary interests; and, if the need arises, the Trustees may petition the District Court of Ramsey County, Minnesota, for further instructions defining what is required in a particular case to balance the interests of certificate holders and reversioner. Also, the Court, in effect, held that the Trust is a conventional trust, rather than a business trust, and must operate within the framework of well-established trust law.

          By a letter dated April 1, 2002, certificate holders of record as of March 1, 2002 and the reversioner were notified of a Hearing on May 1, 2002 in Ramsey County Courthouse, Saint Paul, Minnesota for the purpose of settling and allowing the Trust accounts for the year 2001. By Court Order signed and dated May 1, 2002, the 2001 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

          None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

          Shares of Beneficial Interest, Market Prices and Distributions on page 3 of the Annual Report to Certificate Holders for the year ended December 31, 2002 are incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

          Selected Financial Data on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2002 are incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following financial statements of the Registrant, included in the Annual Report to Certificate Holders for the year ended December 31, 2002, are incorporated herein by reference:

              Balance Sheets - December 31, 2002 and 2001.

              Statements of Income - Years ended December 31, 2002, 2001 and 2000.

              Statements of Beneficiaries' Equity - Years ended December 31, 2002, 2001 and 2000.

              Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000.

              Notes to Financial Statements - December 31, 2002.

          Quarterly Results of Operations on page 4 of the Annual Report to Certificate Holders for the year ended December 31, 2002 are incorporated herein by reference.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees and officers whose terms of office are not fixed for a specified time:

                                                                     YEARS OF
              NAME AND POSITION                         AGE          SERVICE
-----------------------------------------------------------------------------

Joseph S. Micallef     President of the Trustees         69         26 years
Roger W. Staehle       Trustee                           69         21
Robert A. Stein        Trustee                           64         21
John H. Roe, III       Trustee                           63          1
Thomas A. Janochoski   Vice President and Secretary      44         11

          The principal occupations of the Trustees and officers during the last five years were as follows:

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

          ROGER W. STAEHLE
              Adjunct Professor, Institute of Technology, University of
               Minnesota;
              Industrial Consultant.

          ROBERT A. STEIN
              Executive Director and Chief Operating Officer, American Bar
               Association.

          JOHN H. ROE, III
              Chairman of the Board, Bemis Company, Inc., Minneapolis,
               Minnesota;
              Chief Executive Officer, Bemis Company, Inc.,
               Minneapolis, Minnesota until May 4, 2000.

          THOMAS A. JANOCHOSKI
              Vice President and Secretary, Chief Financial Officer, Great
               Northern Iron Ore Properties.

          Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

          There are no family relationships among any of the above persons.

Item 11.  EXECUTIVE COMPENSATION

          SUMMARY COMPENSATION TABLE

                        NAME AND                                                           ALL OTHER
                   PRINCIPAL POSITION             YEAR          SALARY        BONUS      COMPENSATION
          -------------------------------------------------------------------------------------------
          CEO/President of the Trustees:
               Joseph S. Micallef                 2002         $100,000      $35,000      $      --
                                                  2001          100,000       35,000             --
                                                  2000           90,000       35,000             --

          CFO/Vice President and Secretary:
               Thomas A. Janochoski               2002          102,533        3,500          5,000
                                                  2001           91,633        3,500          3,100
                                                  2000           87,000           --             --

          CHIEF EXECUTIVE OFFICER (CEO)/PRESIDENT OF THE TRUSTEES COMPENSATION

          The Trust Agreement (as modified by Court Orders, the last being effective January 1, 2001) provides for annual compensation to the CEO/President of the Trustees of $100,000 and, in addition, a sum equal to 1% of the excess of gross income of the Trust over $5,000,000 for that year until his compensation shall reach $135,000. By Court Orders previous to 2001, annual compensation to the CEO/President of the Trustees for the year 2000 was set at $90,000 and, in addition, a sum equal to 1% of the excess of gross income of the Trust over $5,000,000 for that year until his compensation shall reach $125,000.

          TRUSTEE COMPENSATION (OTHER THAN THE CEO/PRESIDENT OF THE TRUSTEES)

          The Trust Agreement (as modified by Court Orders, the last being effective January 1, 2001) provides for annual compensation to each Trustee (other than the CEO/President of the Trustees) of $50,000. By Court Orders previous to 2001, annual compensation to each Trustee (other than the CEO/President of the Trustees) for the year 2000 was set at $40,000.

          Because the compensation of the Trustees and CEO/President of the Trustees is established by the Trust Agreement (as modified by Court Orders), there is no compensation committee for the Trustees and, accordingly, there is no Trustee compensation committee report pertaining to their compensation. There are no other arrangements pursuant to which any Trustee was compensated for any services provided as a Trustee, including that of committee participation or special assignment. There are no options, stock appreciation rights, long-term performance-based incentive plans or retirement benefits applicable to any of the Trustees (including the CEO/President of the Trustees) and, accordingly, disclosure tables with respect to such items have been omitted.

          EXECUTIVE OFFICER COMPENSATION OF THE CHIEF FINANCIAL OFFICER (CFO)/ VICE PRESIDENT AND SECRETARY

          The Board of Trustees, as a whole, determines compensation of executive officers (other than the CEO/President of the Trustees). No compensation committee report exists as the Trust Agreement empowers and grants the Trustees authority to establish salaries for all employees of the Trust. The Trustees base employee salary compensation on market data obtained from time to time, as deemed necessary. The CFO's Bonus compensation is based on 10% of the CEO/President's Bonus compensation. All Other Compensation of the CFO represents an accrual and interest earnings established in a deferred compensation plan.

          The following table shows the CFO's estimated annual pension benefit payable upon retirement at various years of vested service as indicated:

          PENSION PLAN TABLE

             AVERAGE ANNUAL SALARY                 ESTIMATED ANNUAL PENSION BENEFIT PAYABLE
             FOR HIGHEST 60 MONTHS                   FOR YEARS OF VESTED SERVICE INDICATED
                OF CONSECUTIVE        --------------------------------------------------------------------
                   SERVICE                   10               15               20               25
           -------------------------  --------------------------------------------------------------------
                   $  85,000                 $19,100          $28,700          $38,300          $63,800
                      90,000                  20,300           30,400           40,500           67,500
                      95,000                  21,400           32,100           42,800           71,300
                     100,000                  22,500           33,800           45,000           75,000
                     105,000                  23,600           35,400           47,300           78,800
                     110,000                  24,800           37,100           49,500           82,500
                     115,000                  25,900           38,800           51,800           86,300
                     120,000                  27,000           40,500           54,000           90,000
                     125,000                  28,100           42,200           56,300           93,800
                     130,000                  29,300           43,900           58,500           97,500

          The CFO's estimated annual pension benefit payable upon retirement from the Trust's defined Pension Plan is based on the highest 60 consecutive months average annual salary as disclosed in the Summary Compensation Table above, the years of vested service, a straight-life annuity and no offsets or deductions. The CFO is presently entitled to 13 years of vested service as of December 31, 2002. Upon the Trust termination on April 6, 2015, the CFO would be entitled to 25 years of vested service.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) The only authorized securities of the Registrant are Trustees' Certificates of Beneficial Interest. The holders of these securities do not have voting rights. There were no entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2002.

          (b) There were no securities owned by the Trustees or officers as of December 31, 2002.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

Item 14.  CONTROLS AND PROCEDURES

          Based on their most recent review, which was completed within 90 days of the filing of this report, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Trust's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.

               (3)  Listing of Exhibits:

                    Exhibit 3 - Copy of Trust Agreement and Rules and Regulations for Management of the Trust (filed as Exhibit A to Form 11 of Great Northern Iron Ore Properties filed on May 6, 1935 as published under date of March 30, 1935 and incorporated by reference)

                    Exhibit 4 - Specimen of Securities Registered Hereunder (filed as Exhibit E to Form 11 of Great Northern Iron Ore Properties filed on May 6, 1935 as published under date of March 30, 1935 and incorporated by reference)

                    Exhibit 10 - Court Order on Trustee Compensation dated May 16, 2001

                    Exhibit 13 - Annual Report to Certificate Holders

                    Exhibit 23 - Consent of Independent Auditors

                    Exhibit 99(a) - Tax Return Guide

                    Exhibit 99(b) - Audit Committee Charter

                    Exhibit 99(c) - Report of Audit Committee

          (b)  Reports on Form 8-K - None.

          (c) Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

          (d)  Financial Statement Schedules - The response to this portion of
               Item 15 is submitted as a separate section of this report.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GREAT NORTHERN IRON ORE PROPERTIES
                       ----------------------------------
                                  (Registrant)



                /s/ Joseph S. Micallef                               2/14/03
                -------------------------------------------      ---------------
                Joseph S. Micallef, Chief Executive Officer,          Date
                Trustee and President of the Trustees

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                /s/ Roger W. Staehle                                 2/14/03
                -------------------------------------------      ---------------
                Roger W. Staehle, Trustee                             Date


                /s/ Robert A. Stein                                  2/14/03
                -------------------------------------------      ---------------
                Robert A. Stein, Trustee                              Date


                /s/ John H. Roe, III                                 2/14/03
                -------------------------------------------      ---------------
                John H. Roe, III, Trustee                             Date


                /s/ Thomas A. Janochoski                             2/14/03
                -------------------------------------------      ---------------
                Thomas A. Janochoski, Vice President and              Date
                  Secretary, Chief Financial Officer

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------

I, Joseph S. Micallef, President of the Trustees of Great Northern Iron Ore Properties and Chief Executive Officer, certify that:

     1. This Annual Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant;

     2. I have reviewed this Annual Report on Form 10-K of Great Northern Iron Ore Properties;

     3. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     4. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     5. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report ("Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     6. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     7. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003        By: /s/ Joseph S. Micallef
      -----------------            ---------------------------------------------
                                   Joseph S. Micallef, President of the Trustees
                                     and Chief Executive Officer

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------

I, Thomas A. Janochoski, Vice President and Secretary to the Trustees of Great Northern Iron Ore Properties and Chief Financial Officer, certify that:

     1. This Annual Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant;

     2. I have reviewed this Annual Report on Form 10-K of Great Northern Iron Ore Properties;

     3. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     4. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     5. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report ("Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     6. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     7. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003        By: /s/ Thomas A. Janochoski
      -----------------            ---------------------------------------------
                                   Thomas A. Janochoski, Vice President and
                                   Secretary, Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 15(a)(1) and (2) and ITEM 15(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2002



                       GREAT NORTHERN IRON ORE PROPERTIES

                       W-1290 First National Bank Building
                              332 Minnesota Street
                        Saint Paul, Minnesota 55101-1361

FORM 10-K--Item 15(a)(1) and (2)
GREAT NORTHERN IRON ORE PROPERTIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




The following financial statements of Great Northern Iron Ore Properties, included in the Registrant's Annual Report to Certificate Holders for the year ended December 31, 2002, are incorporated by reference in Item 8:

   Balance Sheets - December 31, 2002 and 2001

   Statements of Income - Years ended December 31, 2002, 2001 and 2000

   Statements of Beneficiaries' Equity - Years ended December 31, 2002, 2001 and 2000

   Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

   Notes to Financial Statements - December 31, 2002

All Item 15(d) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.