Form 10-Q
period 2003-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2003-04-16
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended MARCH 31, 2003
                                   --------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From _______________ to ________________

                          Commission file number 1-701
                                                 -----

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

Number of shares of beneficial interest outstanding on March 31, 2003: 1,500,000
                                                                       ---------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------
                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                                   March 31     December 31
                                                                     2003          2002
                                                                 -----------    -----------
                                                                 (Unaudited)      (Note)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $   548,310    $   663,230
     United States Treasury securities                             3,323,714      4,242,067
     Royalties receivable                                          2,644,088      2,635,883
     Prepaid expenses                                                 45,892          2,760
                                                                 -----------    -----------
                            TOTAL CURRENT ASSETS                   6,562,004      7,543,940

NONCURRENT ASSETS
     United States Treasury securities                             5,005,631      3,760,674
     Prepaid pension expense                                         687,134        708,207
                                                                 -----------    -----------
                                                                   5,692,765      4,468,881

PROPERTIES
     Mineral lands                                                38,577,007     38,577,007
     Less allowances for depletion and
          amortization                                            33,925,615     33,873,565
                                                                 -----------    -----------
                                                                   4,651,392      4,703,442
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (3/31/03 - $206,497; 12/31/02 - $197,020)                  147,923        157,400
                                                                 -----------    -----------
                                                                   4,799,315      4,860,842
                                                                 -----------    -----------
                                                                 $17,054,084    $16,873,663
                                                                 ===========    ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                       $   107,244    $    85,574
     Distributions                                                 2,250,000      2,250,000
                                                                 -----------    -----------
                            TOTAL CURRENT LIABILITIES              2,357,244      2,335,574

NONCURRENT LIABILITIES                                                13,700         13,700

BENEFICIARIES' EQUITY, including certificate holders' equity, represented by 1,500,000 shares of beneficial interest
     authorized and outstanding, and reversionary interest        14,683,140     14,524,389
                                                                 -----------    -----------
                                                                 $17,054,084    $16,873,663
                                                                 ===========    ===========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                -----------------------------
                                                          March 31
                                               ------------------------------
                                                   2003               2002
                                               -----------        -----------
Revenues:
     Royalties                                 $ 2,908,294        $ 1,567,900
     Interest and other income                      79,301            152,747
                                               -----------        -----------
                                                 2,987,595          1,720,647
Costs and expenses                                 578,844            490,327
                                               -----------        -----------

     NET INCOME                                $ 2,408,751        $ 1,230,320
                                               ===========        ===========

     Weighted-average shares outstanding         1,500,000          1,500,000

     BASIC AND DILUTED EARNINGS PER SHARE      $      1.61        $      0.82
                                               ===========        ===========

     Distributions declared per share          $      1.50(1)     $      1.10(3)
     Distributions paid per share              $      1.50(2)     $      1.60(4)

(1) $1.50 declared  3/14/03
          payable   4/30/03

(2) $1.50 declared 12/20/02
          paid      1/31/03

(3) $1.10 declared  3/13/02
          paid      4/30/02

(4) $1.60 declared 12/10/01
          paid      1/31/02


See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                            -------------------------------
                                                                        March 31
                                                            -------------------------------
                                                                2003                2002
                                                            -----------         -----------
Cash flows from operating activities:
  Cash received from royalties and rents                    $ 2,919,319         $ 2,416,995
  Cash paid to suppliers and employees                         -517,706            -440,614
  Interest received                                              83,467              63,160
                                                            -----------         -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                 2,485,080           2,039,541

Cash flows from investing activities:
  United States Treasury securities purchased                -1,900,000            -650,000
  United States Treasury securities matured                   1,550,000           1,100,000
                                                            -----------         -----------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        -350,000             450,000

Cash flows from financing activities:
  Distributions paid                                         -2,250,000          -2,400,000
                                                            -----------         -----------
    NET CASH USED IN FINANCING ACTIVITIES                    -2,250,000          -2,400,000
                                                            -----------         -----------

Net (decrease) increase in cash and cash equivalents           -114,920              89,541

Cash and cash equivalents at beginning of year                  663,230             759,281
                                                            -----------         -----------

CASH AND CASH EQUIVALENTS AT MARCH 31                       $   548,310         $   848,822
                                                            ===========         ===========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         Periods of Three Months ended March 31, 2003 and March 31, 2002


Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties ("Trust") Annual Report on Form 10-K for the year ended December 31, 2002.


Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders from the reversioner at the end of the Trust. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2003:

Attorneys' fees and expenses .....................................  $ 1,024,834
Cost of surface lands ............................................    5,703,265
Cumulative shipment credits ......................................   -1,068,677
Asset disposition credits ........................................      -20,106
                                                                    -----------
Principal Charges account ........................................  $ 5,639,316
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

         Periods of Three Months ended March 31, 2003 and March 31, 2002

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

                             Results of Operations:
                             ----------------------
Royalties increased $1,340,394 during the three months ended March 31, 2003, as compared to the same period in 2002, due mainly to increased taconite production.

Interest and other income decreased $73,446 during the three months ended March 31, 2003, as compared to the same period in 2002, due mainly to a lower yield on our funds held for investment and reduced timber receipts.

Costs and expenses increased $88,517 during the three months ended March 31, 2003, as compared to the same period in 2002, due mainly to a listing fee now again payable to the New York Stock Exchange and also an increased pension expense caused, in part, by a reduced return on pension plan assets.

At their meeting held on March 14, 2003, the Trustees declared a distribution of $1.50 per share, amounting to $2,250,000 payable April 30, 2003 to certificate holders of record at the close of business on March 31, 2003. At their meeting held on March 13, 2002, the Trustees declared a distribution of $1.10 per share, amounting to $1,650,000 paid on April 30, 2002 to certificate holders of record at the close of business on March 28, 2002. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2003 to certificate holders of record on June 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
        - None

Item 4. Controls and Procedures
-------------------------------
Based on their most recent evaluation, which was completed within ninety days of the filing of this report, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Trust's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
-------------------------
        - None

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
        - None

Item 3. Defaults Upon Senior Securities
        - None

Item 4. Submission of Matters to a Vote of Certificate Holders
---------------------------------------------------------------
        - None

Item 5. Other Information
-------------------------
        - None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
        (a) Exhibits: Exhibit 99(a) - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GREAT NORTHERN IRON ORE PROPERTIES
                                                          (Registrant)

Date    April 16, 2003          By /s/ Joseph S. Micallef
      ------------------           ---------------------------------------------
                                   Joseph S. Micallef, President of the Trustees
                                   and Chief Executive Officer

Date    April 16, 2003          By /s/ Thomas A. Janochoski
      ------------------           ---------------------------------------------
                                   Thomas A. Janochoski, Vice President &
                                   Secretary and Chief Financial Officer

     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     -----------------------------------------------------------------------

I, Joseph S. Micallef, President of the Trustees and Chief Executive Officer of Great Northern Iron Ore Properties, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Great Northern Iron Ore Properties;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date    April 16, 2003          By /s/ Joseph S. Micallef
      ------------------           ---------------------------------------------
                                   Joseph S. Micallef, President of the Trustees
                                   and Chief Executive Officer

     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     -----------------------------------------------------------------------

I, Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer of Great Northern Iron Ore Properties, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Great Northern Iron Ore Properties;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date    April 16, 2003                By /s/ Thomas A. Janochoski
      ------------------                 ---------------------------------------
                                         Thomas A. Janochoski, Vice President
                                         & Secretary and Chief Financial Officer