Form 10-Q
period 2003-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2003-07-17
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended JUNE 30, 2003
                                   -------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

                          Commission file number 1-701
                                                 -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                            41-0788355
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

W-1290 First National Bank Building
       332 Minnesota Street
       Saint Paul, Minnesota                                    55101-1361
---------------------------------------                   ----------------------
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

Number of shares of beneficial interest outstanding on June 30, 2003: 1,500,000
                                                                      ---------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------
                       GREAT NORTHERN IRON ORE PROPERTIES

                            CONDENSED BALANCE SHEETS

                                                                     June 30        December 31
                                                                      2003             2002
                                                                   -----------      -----------
                                                                   (Unaudited)         (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $   683,251      $   663,230
     United States Treasury securities                               4,245,742        4,242,067
     Royalties receivable                                            3,080,123        2,635,883
     Prepaid expenses                                                   34,029            2,760
                                                                   -----------      -----------
                  TOTAL CURRENT ASSETS                               8,043,145        7,543,940

NONCURRENT ASSETS
     United States Treasury securities                               4,267,506        3,760,674
     Prepaid pension expense                                           666,062          708,207
                                                                   -----------      -----------
                                                                     4,933,568        4,468,881

PROPERTIES
     Mineral lands                                                  38,577,007       38,577,007
     Less allowances for depletion and amortization                 33,977,665       33,873,565
                                                                   -----------      -----------
                                                                     4,599,342        4,703,442
     Building and equipment--at cost, less allowances for
          accumulated depreciation (6/30/03 - $215,974;
          12/31/02 - $197,020)                                         166,673          157,400
                                                                   -----------      -----------
                                                                     4,766,015        4,860,842
                                                                   -----------      -----------
                                                                   $17,742,728      $16,873,663
                                                                   ===========      ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $    61,756      $    85,574
     Distributions                                                   2,400,000        2,250,000
                                                                   -----------      -----------
                  TOTAL CURRENT LIABILITIES                          2,461,756        2,335,574

NONCURRENT LIABILITIES                                                  13,700           13,700

BENEFICIARIES' EQUITY, including certificate holders' equity, represented by 1,500,000 shares of beneficial interest
     authorized and outstanding, and reversionary interest          15,267,272       14,524,389
                                                                   -----------      -----------
                                                                   $17,742,728      $16,873,663
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

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended                      Six Months Ended
                                           -------------------------------       -----------------------------
                                                      June 30                               June 30
                                           -----------------------------         -----------------------------
                                              2003               2002               2003               2002
                                           ----------         ----------         ----------         ----------
Revenues:
     Royalties                             $3,386,968         $2,690,576         $6,295,262         $4,258,476
     Interest and other income                147,044            101,230            226,345            253,977
                                           ----------         ----------         ----------         ----------
                                            3,534,012          2,791,806          6,521,607          4,512,453
Costs and expenses                            549,880            456,558          1,128,724            946,885
                                           ----------         ----------         ----------         ----------

NET INCOME                                 $2,984,132         $2,335,248         $5,392,883         $3,565,568
                                           ==========         ==========         ==========         ==========

Weighted-average shares outstanding         1,500,000          1,500,000          1,500,000          1,500,000

BASIC & DILUTED EARNINGS PER SHARE         $     1.99         $     1.56         $     3.60         $     2.38
                                           ==========         ==========         ==========         ==========

     Distributions declared per share      $     1.60(1)      $     1.40(2)      $     3.10(3)      $     2.50(4)
     Distributions paid per share          $     1.50(5)      $     1.10(6)      $     3.00(7)      $     2.70(8)

(1)  $1.60 declared       6/9/2003
           payable       7/31/2003

(2)  $1.40 declared      6/17/2002
           paid          7/31/2002

(3)  $1.50 declared      3/14/2003     plus     $1.60 declared      6/9/2003
           paid          4/30/2003                    payable      7/31/2003

(4)  $1.10 declared      3/13/2002     plus     $1.40 declared     6/17/2002
           paid          4/30/2002                    paid         7/31/2002

(5)  $1.50 declared      3/14/2003
           paid          4/30/2003

(6)  $1.10 declared      3/13/2002
           paid          4/30/2002

(7)  $1.50 declared     12/20/2002     plus     $1.50 declared     3/14/2003
           paid          1/31/2003                    paid         4/30/2003

(8)  $1.60 declared     12/10/2001     plus     $1.10 declared     3/13/2002
           paid          1/31/2002                    paid         4/30/2002

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                   -----------------------------
                                                                               June 30
                                                                   -----------------------------
                                                                       2003              2002
                                                                   -----------       -----------
Cash flows from operating activities:
     Cash received from royalties and rents                        $ 5,962,411       $ 4,194,200
     Cash paid to suppliers and employees                           (1,018,612)         (894,576)
     Interest received                                                 154,449           155,183
                                                                   -----------       -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,098,248         3,454,807

Cash flows from investing activities:
     U.S. Treasury securities purchased                             (2,650,000)       (1,175,000)
     U.S. Treasury securities matured                                2,100,000         1,500,000
     Net expenditures for equipment                                    (28,227)           (9,998)
                                                                   -----------       -----------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (578,227)          315,002

Cash flows from financing activities:
     Distributions paid                                             (4,500,000)       (4,050,000)
                                                                   -----------       -----------
          NET CASH USED IN FINANCING ACTIVITIES                     (4,500,000)       (4,050,000)
                                                                   -----------       -----------

Net increase (decrease) in cash and cash equivalents                    20,021          (280,191)

Cash and cash equivalents at beginning of year                         663,230           759,281
                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS AT JUNE 30                               $   683,251       $   479,090
                                                                   ===========       ===========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      Periods of Three and Six Months ended June 30, 2003 and June 30, 2002

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders from the reversioner at the end of the Trust. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2003:

Attorneys' fees and expenses .................................  $ 1,024,834
Cost  of  surface  lands  ....................................    5,703,265
Cumulative shipment credits ..................................   -1,112,536
Asset  disposition  credits  .................................      -57,950
                                                                -----------
Principal Charges account ....................................  $ 5,557,613
                                                                ===========

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------
      Periods of Three and Six Months ended June 30, 2003 and June 30, 2002

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

                             Results of Operations:
                             ----------------------
Royalties increased $2,036,786 and $696,392 during the six months and three months ended June 30, 2003, respectively, as compared to the same periods in 2002, due mainly to increased taconite production from Trust lands.

Interest and other income decreased $27,632 during the six months ended June 30, 2003, as compared to the same period in 2002, due mainly to a reduced yield on our funds held for investment. Interest and other income increased $45,814 during the three months ended June 30, 2003, as compared to the same period in 2002, due mainly to higher timber revenues received.

Costs and expenses increased $181,839 and $93,322 during the six months and three months ended June 30, 2003, respectively, as compared to the same periods in 2002. These increases are mainly due to costs associated with the increase in the compensation of the President as authorized by the Judge of District Court (see Part II, Item 1. Legal Proceedings below), higher pension expense caused, in part, by a lower return on pension plan assets and increased shareholder relations expenditures resulting from additional corporate governance requirements.

At their meeting held on June 9, 2003, the Trustees declared a second quarter distribution of $1.60 per share, amounting to $2,400,000 payable July 31, 2003 to certificate holders of record at the close of business on June 30, 2003. The Trustees have now declared two quarterly distributions in 2003. The first, in the amount of $1.50 per share, was paid on April 30, 2003 to certificate holders of record on March 31, 2003; and the second, that being the current distribution. The first and second quarter 2002 distributions were $1.10 and $1.40 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2003 to certificate holders of record on September 30, 2003.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
         - None


Item 4.  Controls and Procedures
--------------------------------
Based on their most recent evaluation, that being the end of the period covered by this quarterly report, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Trust's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
-------------------------
At a hearing held on May 14, 2003, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 2002 were approved. In addition, the requested fee increase for the President of the Trustees was granted effective January 1, 2003.


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

                            GREAT NORTHERN IRON ORE PROPERTIES
                            ----------------------------------
                                       (Registrant)

Date    July 17, 2003       By /s/ Joseph S. Micallef
     -------------------       -------------------------------------------------
                               Joseph S. Micallef, President of the Trustees and
                               Chief Executive Officer

Date    July 17, 2003       By /s/ Thomas A. Janochoski
     -------------------       -------------------------------------------------
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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and
         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and
         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
         d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent functions]:
         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date    July 17, 2003       By /s/ Joseph S. Micallef
     -------------------       -------------------------------------------------
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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and
         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and
         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
         d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent functions]:
         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date    July 17, 2003       By /s/ Thomas A. Janochoski
     -------------------       -------------------------------------------------
                               Thomas A. Janochoski, Vice President &
                               Secretary and Chief Financial Officer