Form 10-Q
period 2003-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2003-10-16
CIK 43410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended SEPTEMBER 30, 2003
                                   ------------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ___________ to ___________

                          Commission file number 1-701
                                                 -----

                       GREAT NORTHERN IRON ORE PROPERTIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                                        41-0788355
---------------------------------------                   ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

W-1290 First National Bank Building
         332 Minnesota Street
         Saint Paul, Minnesota                                  55101-1361
---------------------------------------                   ----------------------
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


Number of shares of beneficial interest outstanding on September 30, 2003:
1,500,000
---------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          Item 1. Financial Statements
                          ----------------------------

                       GREAT NORTHERN IRON ORE PROPERTIES
                            CONDENSED BALANCE SHEETS

                                                        September 30    December 31
                                                             2003           2002
                                                         -----------    -----------
                                                         (Unaudited)       (Note)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $ 1,111,692    $   663,230
     United States Treasury securities                     4,038,277      4,242,067
     Royalties receivable                                  2,650,503      2,635,883
     Prepaid expenses                                         22,166          2,760
                                                         -----------    -----------
                            TOTAL CURRENT ASSETS           7,822,638      7,543,940

NONCURRENT ASSETS
     United States Treasury securities                     4,563,672      3,760,674
     Prepaid pension expense                                 831,256        708,207
                                                         -----------    -----------
                                                           5,394,928      4,468,881

PROPERTIES
     Mineral lands                                        38,577,007     38,577,007
     Less allowances for depletion and
          amortization                                    34,029,715     33,873,565
                                                         -----------    -----------
                                                           4,547,292      4,703,442
     Building and equipment--at cost, less
          allowances for accumulated depreciation
          (9/30/03 - $206,147; 12/31/02 - $197,020)          156,982        157,400
                                                         -----------    -----------
                                                           4,704,274      4,860,842
                                                         -----------    -----------
                                                         $17,921,840    $16,873,663
                                                         ===========    ===========
LIABILITIES AND BENEFICIARIES' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses               $   118,800    $    85,574
     Distributions                                         2,550,000      2,250,000
                                                         -----------    -----------
                            TOTAL CURRENT LIABILITIES      2,668,800      2,335,574

NONCURRENT LIABILITIES                                        13,700         13,700

BENEFICIARIES' EQUITY, including certificate holders'
     equity, represented by 1,500,000 shares of
     beneficial interest authorized and outstanding,
     and reversionary interest                            15,239,340     14,524,389
                                                         -----------    -----------
                                                         $17,921,840    $16,873,663
                                                         ===========    ===========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended                        Nine Months Ended
                                             -------------------------------           -------------------------------
                                                      September 30                               September 30
                                             -------------------------------           -------------------------------
                                                2003                 2002                 2003                 2002
                                             ----------           ----------           ----------           ----------
Revenues:
     Royalties                               $2,954,900           $1,982,911           $9,250,162           $6,241,387
     Interest and other income                   76,756               94,572              303,101              348,549
                                             ----------           ----------           ----------           ----------
                                              3,031,656            2,077,483            9,553,263            6,589,936
Costs and expenses                              509,588              470,750            1,638,312            1,417,635
                                             ----------           ----------           ----------           ----------

NET INCOME                                   $2,522,068           $1,606,733           $7,914,951           $5,172,301
                                             ==========           ==========           ==========           ==========

Weighted-average shares outstanding           1,500,000            1,500,000            1,500,000            1,500,000

BASIC & DILUTED EARNINGS PER SHARE           $     1.68           $     1.07           $     5.28           $     3.45
                                             ==========           ==========           ==========           ==========

     Distributions declared per share        $     1.70(1)        $     1.40(2)        $     4.80(3)        $     3.90(4)
     Distributions paid per share            $     1.60(5)        $     1.40(6)        $     4.60(7)        $     4.10(8)
(1)  $1.70 declared       9/12/2003
           payable       10/31/2003

(2)  $1.40 declared       9/13/2002
           paid          10/31/2002
(3)  $1.50 declared       3/14/2003      plus      $1.60 declared     6/9/2003      plus    $1.70 declared    9/12/2003
           paid           4/30/2003                      paid        7/31/2003                    payable    10/31/2003

(4)  $1.10 declared       3/13/2002      plus      $1.40 declared    6/17/2002      plus    $1.40 declared    9/13/2002
           paid           4/30/2002                      paid        7/31/2002                    paid       10/31/2002

(5)  $1.60 declared        6/9/2003
           paid           7/31/2003

(6)  $1.40 declared       6/17/2002
           paid           7/31/2002

(7)  $1.50 declared      12/20/2002      plus      $1.50 declared    3/14/2003      plus    $1.60 declared     6/9/2003
           paid           1/31/2003                      paid        4/30/2003                    paid        7/31/2003

(8)  $1.60 declared      12/10/2001      plus      $1.10 declared    3/13/2002      plus    $1.40 declared    6/17/2002
           paid           1/31/2002                      paid        4/30/2002                    paid        7/31/2002

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                 ---------------------------
                                                                         September 30
                                                                 ---------------------------
                                                                     2003            2002
                                                                 -----------     -----------
Cash flows from operating activities:
     Cash received from royalties and rents                      $ 9,373,027     $ 6,899,306
     Cash paid to suppliers and employees                         (1,562,746)     (1,255,227)
     Interest received                                               216,408         305,546
                                                                 -----------     -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                8,026,689       5,949,625

Cash flows from investing activities:
     U.S. Treasury securities purchased                           (3,550,000)     (2,725,000)
     U.S. Treasury securities matured                              2,900,000       3,100,000
     Net expenditures for equipment                                  (28,227)        (24,776)
                                                                 -----------     -----------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (678,227)        350,224

Cash flows from financing activities:
     Distributions paid                                           (6,900,000)     (6,150,000)
                                                                 -----------     -----------
          NET CASH USED IN FINANCING ACTIVITIES                   (6,900,000)     (6,150,000)
                                                                 -----------     -----------

Net increase in cash and cash equivalents                            448,462         149,849

Cash and cash equivalents at beginning of year                       663,230         759,281
                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                        $ 1,111,692     $   909,130
                                                                 ===========     ===========

See notes to condensed financial statements.

                       GREAT NORTHERN IRON ORE PROPERTIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Periods of Three and Nine Months ended September 30, 2003 and September 30, 2002

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

Note B - BENEFICIARIES' EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as "Principal Charges." This account constitutes a first and prior lien between the certificate holders and the reversioner, and reflects an allocation of beneficiaries' equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders from the reversioner at the end of the Trust. The balance in this account consists of attorneys' fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees' powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2003:

Attorneys' fees and expenses ......................................  $ 1,024,834
Cost of surface lands .............................................    5,703,265
Cumulative shipment credits .......................................   -1,151,147
Asset  disposition  credits .......................................      -57,950
                                                                     -----------
Principal Charges account .........................................  $ 5,519,002
                                                                     ===========

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
                                 of Operations
                                 -------------
Periods of Three and Nine Months ended September 30, 2003 and September 30, 2002

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

                             Results of Operations:
                             ----------------------
Royalties increased $3,008,775 and $971,989 during the nine months and three months ended September 30, 2003, respectively, as compared to the same periods in 2002, due mainly to increased taconite production from Trust lands.

Interest and other income decreased $45,448 and $17,816 during the nine months and three months ended September 30, 2003, respectively, as compared to the same periods in 2002, due mainly to reduced yields on our funds held for investment.

Costs and expenses increased $220,677 and $38,838 during the nine months and three months ended September 30, 2003, respectively, as compared to the same periods in 2002, due mainly to costs associated with the Court-approved increase in compensation of the President of the Trustees, higher pension expense caused, in part, by a lower return on pension assets, and increased shareholder relations expenditures resulting from additional corporate governance requirements.

At their meeting held on September 12, 2003, the Trustees declared a third quarter distribution of $1.70 per share, amounting to $2,550,000 payable October 31, 2003 to certificate holders of record at the close of business on September 30, 2003. The Trustees have now declared three quarterly distributions in 2003. The first, in the amount of $1.50 per share, was paid on April 30, 2003 to certificate holders of record on March 31, 2003; the second, in the amount of $1.60 per share, was paid on July 31, 2003 to certificate holders of record on June 30, 2003; and the third, that being the current distribution. The first, second and third quarter 2002 distributions were $1.10, $1.40 and $1.40 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2004 to certificate holders of record on December 31, 2003.

A mining agreement dated January 1, 1959 with United States Steel Corporation provides that one-half of annual earned royalty income, after satisfaction of minimum royalty payments, shall be applied to reimburse the lessee for a portion of its cost of acquisition of surface lands overlying the leased mineral deposits, which surface lands are then conveyed to the Trustees. There are surface lands yet to be purchased, the costs of which are yet unknown and will not be known until the actual purchases are made.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
      - None


Item 4. Controls and Procedures
-------------------------------
As of the end of the period covered by this report, the Trust conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Trust's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in the Trust's internal control over financial reporting during the Trust's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


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

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
         - None

Item 3. Defaults Upon Senior Securities
---------------------------------------
         - None

Item 4. Submission of Matters to a Vote of Certificate Holders
--------------------------------------------------------------
         - None

Item 5. Other Information
-------------------------
         - None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
         (a) Exhibits:
                  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
                  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
                  Exhibit 32 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (Furnished but not filed)
         (b) Reports on Form 8-K - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GREAT NORTHERN IRON ORE PROPERTIES
                            ----------------------------------
                                       (Registrant)

Date October 16, 2003       By /s/ Joseph S. Micallef
     ----------------          -------------------------------------------------
                               Joseph S. Micallef, President of the Trustees and
                                 Chief Executive Officer


Date October 16, 2003       By /s/ Thomas A. Janochoski
     ----------------          -------------------------------------------------
                               Thomas A. Janochoski, Vice President &
                                 Secretary and Chief Financial Officer