Form 10-K
period 2003-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2004-02-26
CIK 43410

Annual Report on Form 10-K

Great Northern Iron Ore Properties

December 31, 2003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

W-1290 First National Bank Building 332 Minnesota Street, Saint Paul, Minnesota	55101-1361

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	651/224-2385

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Trustees’ Certificates of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act — None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.   Yes    X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    X    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter, that being June 30, 2003, was $117,375,000.

The number of shares of beneficial interest outstanding as of the close of the period covered by this report:

Trustees’ Certificates of Beneficial Interest — 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2003 are incorporated by reference into Part II.

PART I

Item 1.	BUSINESS

The Registrant (“Trust”) owns interests in fee, both mineral and nonmineral lands, on the Mesabi Iron Range of Minnesota. The Registrant is a conventional trust organized under the laws of the State of Michigan pursuant to a Trust Instrument dated December 7, 1906. Because the Trust properties and offices are all located in Minnesota, the Trust is under the jurisdiction of the Ramsey County District Court in St. Paul, Minnesota. Income is derived through royalties on iron ore minerals (principally taconite) taken from these properties by lessees. The Registrant is presently involved solely with the leasing and care of these properties. There have been no significant changes in these functions since the beginning of the fiscal year.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. Accordingly, the Trust now terminates twenty years from April 6, 1995, that being April 6, 2015. The termination of the Trust on April 6, 2015 means that there will be no trading of the Trust’s 1,500,000 certificates of beneficial interest (shares) on the New York Stock Exchange beyond that date.

At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders (term beneficiaries), while all property other than monies shall be conveyed and transferred to the reversionary beneficiary (formerly Lake Superior Company, Limited) or its successors or assigns (currently Glacier Park Company, a wholly owned subsidiary of Burlington Resources, Inc.). In addition, by the terms of a District Court Order dated November 29, 1982, the reversioner, in effect, is required to pay the balance in the Principal Charges account (as explained in the footnotes of the Financial Statements) which primarily represents the costs of acquiring homes and surface lands on the iron formation that are necessary for the orderly mine development by United States Steel Corporation under its 1959 lease with the Trustees. This account balance, which may increase or decrease, will be added to the cash distributable to the certificate holders of record at the termination of the Trust.

Item 1.	BUSINESS — Continued

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

Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, Registrant’s engineers estimate that the magnetic taconite under lease as of January 1, 2004 was equivalent to approximately 361,349,000 tons of pellets.

Present leases provide for minimum royalties aggregating approximately $3,859,000 for the year 2004 even if no taconite is mined. All of this amount is attributable to long-term taconite leases.

None of the Registrant’s leases provide for any right of renewal by the lessees upon expiration, even though unmined minerals might remain. Any extension of any such terminating lease would have to be negotiated in the same manner as unleased properties.

All leases granted by the Registrant, except some covering remnants of natural ore, have provisions for escalation of royalty rates. Most of the taconite royalty rates are escalated on the basis of the price of pellets, the iron content, the Producers Price Index (PPI) (All Commodities), the PPI (Iron and Steel subgroup) or certain combinations of the above.

Item 1.	BUSINESS — Continued

There are other landowners on the Mesabi Iron Range, including mining companies and other private fee owners. Accordingly, firm data on competitive conditions in the iron ore industry is not available. Iron ore is also available from a number of other sources. However, the generally close proximity of the Trust’s lands to the mining facilities tends to provide a competitive advantage to the Trust. In addition, other typical competitive factors include royalty rates, quality and geological characteristics of the ore bodies available, production guarantees granted to the fee owners, minimum royalty provisions and other matters. The Registrant’s non-taconite shipments have ceased as a source of income because the ore deposits have, for practical purposes, been exhausted. The mining of taconite by lessees is the most important part of the Registrant’s business. Future development depends, to a large part, on the demand for taconite from the Registrant’s properties by mining companies.

The Registrant’s royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, minimum royalties collected and liquidation of minimum royalties collected. Following is a summary of shipments by lessee during 2003, 2002 and 2001:

	Tons Shipped
	2003	2002	2001

United States Steel Corporation	6,233,871	3,791,949	4,252,383
Hibbing Taconite Company	3,538,467	3,210,144	1,287,831
National Steel Corporation	—	92,353	137,458

	9,772,338	7,094,446	5,677,672

Effective May 20, 2003, United States Steel Corporation purchased National Steel Corporation, which had filed for bankruptcy in early 2002. Tonnage mined before the purchase is reflected under National Steel Corporation and tonnage mined after the purchase is reflected under United States Steel Corporation.

At December 31, 2003, the Registrant employed ten persons. The Registrant has been engaged in only one line of business, namely the leasing and maintenance of its mineral properties. The business of the Registrant is not seasonal, but income depends upon production by mining companies which lease its properties. The Registrant has no operations in foreign countries and has no customers or lessees in foreign countries.

Item 1.	BUSINESS — Continued

As previously reported, Section 646 of the Tax Reform Act of 1986, as amended, provided a special elective provision under which the Trust was allowed to convert from taxation as a corporation to that of a grantor trust. Pursuant to an Order of the Ramsey County District Court, the Trustees filed the Section 646 election with the Internal Revenue Service on December 30, 1988. On January 1, 1989, the Trust became exempt from federal and Minnesota corporate income taxes. For years 1989 and thereafter, certificate holders are taxed on their allocable share of the Trust’s income whether or not the income is distributed. For certificate holder tax purposes, the Trust’s income is determined on an annual basis, one-fourth then being allocated to each quarterly record date.

The Trustees provided annual income tax information in January 2004 to certificate holders of record with holdings on any of the four quarterly record dates during 2003. This information included a:

Substitute Form 1099-MISC – This form reported one’s 2003 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

Trust Supplemental Statement – This statement reported the number of units (shares) held on any of the four quarterly record dates in 2003.

Tax Return Guide – This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

The Registrant does not maintain a website and therefore the Registrant does not make available through a website the annual, quarterly and other reports that it files with the Securities and Exchange Commission (SEC). The Registrant will furnish to investors free of charge, upon request, a paper copy of the reports that it files with the SEC. The Registrant will also furnish to investors free of charge, upon request, a paper copy of the Trust’s Code of Ethics, said document which has been signed and affirmed by all employees, Trustees and officers of the Trust.

Item 1.	BUSINESS — Continued

The following is a listing of the Registrant’s current leases:

Lease	Number of Leased Acres	GNIOP Interest	County Location	Term	Lessee Termination Provision

Bennett Annex	237	100%	St. Louis	1/1/1965 to 12/31/2039	1 year
Carmi-Campbell	1,597	100	St. Louis	7/1/1959 to 12/31/2010	1 year
Enterprise-Mississippi
(incl. Miss. #3 mine)	776	100	St. Louis and Itasca	1/1/1961 to 12/31/2010	6 months
Hanna Taconite #1	40	100	Itasca	4/1/1962 to 12/31/2010	6 months
Gray Annex	40	50	St. Louis	1/1/1974 to 1/1/2049	1 year
Ontario 50%	1,397	50	St. Louis and Itasca	7/1/1978 to 12/31/2016	1 year
Ontario 100%	400	100	St. Louis and Itasca	7/1/1978 to 12/31/2016	1 year
Ontario #3	80	25	St. Louis	1/2/1993 to 12/31/2016	1 year
Mahoning	980	100	St. Louis and Itasca	1/1/1979 to 12/31/2026	1 year
Russell Annex	120	50	Itasca	1/1/1966 to 12/31/2040	1 year
South Stevenson	180	100	St. Louis	4/1/1966 to 4/1/2041	1 year
Minntac	1,725	100	St. Louis	1/1/1959 to 12/31/2057	6 months
Wentworth	160	100	St. Louis	7/1/1965 to 4/23/2004	1 year
Atkins	160	91	St. Louis	8/1/1984 to 7/31/2009	6 months

Item 2.	PROPERTIES

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

By a letter dated April 14, 2003, certificate holders of record as of March 3, 2003 and the reversioner were notified of a Hearing on May 14, 2003 in Ramsey County Courthouse, Saint Paul, Minnesota for the purpose of settling and allowing the Trust accounts for the year 2002 and for the purpose of requesting a fee increase in the President’s compensation of $50,000 and an increase of the President’s bonus of potentially $15,000, effective January 1, 2003. By Court Order signed and dated May 14, 2003, the 2002 accounts were settled and allowed in all respects and the requested fee increases for the President of Trustees were granted, effective January 1, 2003. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

Shares of Beneficial Interest, Market Prices and Distributions on page 7 of the Annual Report to Certificate Holders for the year ended December 31, 2003 are incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2003 is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trustees’ and Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3, 4, 5 and 6 of the Annual Report to Certificate Holders for the year ended December 31, 2003 are incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant, included in the Annual Report to Certificate Holders for the year ended December 31, 2003, are incorporated herein by reference:

Balance Sheets – December 31, 2003 and 2002.

Statements of Income – Years ended December 31, 2003, 2002 and 2001.

Statements of Beneficiaries’ Equity – Years ended December 31, 2003, 2002 and 2001.

Statements of Cash Flows – Years ended December 31, 2003, 2002 and 2001.

Notes to Financial Statements – December 31, 2003.

Quarterly Results of Operations on page 8 of the Annual Report to Certificate Holders for the year ended December 31, 2003 are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Trust conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees and officers whose terms of office are not fixed for a specified time:

Name and Position		Age	Years of Service in Position

Joseph S. Micallef	Trustee and President of the Trustees	70	27 years
Roger W. Staehle (1)	Independent Trustee	70	22
Robert A. Stein (2)	Independent Trustee	65	22
John H. Roe, III (3)	Independent Trustee	64	2
Thomas A. Janochoski	Vice President and Secretary	45	12

The Board of Trustees meets quarterly throughout the year. The principal occupations of the Trustees and officers during the last five years were as follows:

JOSEPH S. MICALLEF President and Chief Executive Officer, Great Northern Iron Ore Properties.

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

THOMAS A. JANOCHOSKI Vice President and Secretary, Chief Financial Officer, Great Northern Iron Ore Properties.

_________________
(1)   Roger W. Staehle is an independent member, pursuant to NYSE standards, of the Trust’s Audit Committee.
(2)   Robert A. Stein is an independent member, pursuant to NYSE standards, and the chairman of the Trust’s Audit Committee. He is deemed, for purposes thereto, to be a financial expert.
       He also presides at all non-management executive sessions.
(3)   John H. Roe, III is an independent member, pursuant to NYSE standards, of the Trust’s Audit Committee. He is deemed, for purposes thereto, to be a financial expert.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT — Continued

Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

There are no family relationships among any of the above persons.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation

CEO/President of the Trustees:
Joseph S. Micallef	2003	$150,000	$50,000	$ —
	2002	100,000	35,000	—
	2001	100,000	35,000	—
CFO/Vice President and Secretary:
Thomas A. Janochoski	2003	113,433	5,000	6,100
	2002	102,533	3,500	5,000
	2001	91,633	3,500	3,100

Chief Executive Officer (CEO)/President of the Trustees Compensation

The Trust Agreement (as modified by Court Orders, the last being effective January 1, 2003) provides for annual compensation to the CEO/President of the Trustees of $150,000 and, in addition, a sum equal to 1% of the excess of gross income of the Trust over $5,000,000 for that year until his total compensation shall reach $200,000. By Court Orders previous to 2003, annual compensation to the CEO/President of the Trustees for the years 2002 and 2001 was set at $100,000 and, in addition, a sum equal to 1% of the excess of gross income of the Trust over $5,000,000 for that year until his total compensation shall reach $135,000.

Trustee Compensation (Other Than the CEO/President of the Trustees)

The Trust Agreement (as modified by Court Orders, the last being effective January 1, 2001) provides for annual compensation to each Trustee (other than the CEO/President of the Trustees) of $50,000.

Item 11.	EXECUTIVE COMPENSATION — Continued

Because the compensation of the Trustees and CEO/President of the Trustees is established by the Trust Agreement (as modified by Court Orders), there is no compensation committee for the Trustees and, accordingly, there is no Trustee compensation committee report pertaining to their compensation, nor a performance graph generated to link total return to executive compensation. There are no other arrangements pursuant to which any Trustee was compensated for any services provided as a Trustee, including that of committee participation or special assignment. There are no options, stock appreciation rights, long-term performance-based incentive plans or retirement benefits applicable to any of the Trustees (including the CEO/President of the Trustees) and, accordingly, disclosure tables with respect to such items have been omitted.

Executive Officer Compensation of the Chief Financial Officer (CFO)/Vice President and Secretary

The Board of Trustees, as a whole, determines compensation of executive officers (other than the CEO/President of the Trustees). No compensation committee report exists as the Trust Agreement empowers and grants the Trustees authority to establish salaries for all employees of the Trust. The Trustees base employee salary compensation on market data obtained from time to time, as deemed necessary. The CFO’s Bonus compensation is based on 10% of the CEO/President’s Bonus compensation. All Other Compensation of the CFO represents an accrual and interest earnings established in a deferred compensation plan.

The following table shows the CFO’s estimated annual pension benefit payable upon retirement at various years of vested service as indicated:

Pension Plan Table

Average Annual Salary for Highest 60 Months	Estimated Annual Pension Benefit Payable for Years of Vested Service Indicated
of Consecutive
Service	10	15	20	25
$100,000	$22,500	$33,800	$45,000	$75,000
110,000	24,800	37,100	49,500	82,500
120,000	27,000	40,500	54,000	90,000
130,000	29,300	43,900	58,500	97,500
140,000	31,500	47,300	63,000	105,000
150,000	33,800	50,600	67,500	112,500
160,000	36,000	54,000	72,000	120,000
170,000	38,300	57,400	76,500	127,500
180,000	40,500	60,800	81,000	135,000

Item 11.	EXECUTIVE COMPENSATION — Continued

The CFO’s estimated annual pension benefit payable upon retirement from the Trust’s defined Pension Plan is based on the highest 60 consecutive months average annual salary as disclosed in the Summary Compensation Table above, the years of vested service, a straight-life annuity and no offsets or deductions. The CFO is presently entitled to 14 years of vested service as of December 31, 2003. Upon the Trust termination on April 6, 2015, the CFO would be entitled to 25 years of vested service.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	The only authorized securities of the Registrant are Trustees’ Certificates of Beneficial Interest. The holders of these securities do not have voting rights. There were no entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2003.

(b)	There were no securities owned by the Trustees or officers as of December 31, 2003.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

All audit and non-audit services were preapproved by the Audit Committee. Audit-related services pertain to testimony at the Trust’s annual hearing of accounts and tax services pertain to the Trust’s tax return guide and income tax returns. Estimated fees in 2003 for the annual audit services are $46,750, for audit-related services are $1,300, for tax services are $25,000 and for all other services are $0. Fees paid in 2002 for the annual audit services were $41,700, for audit-related services were $1,250, for tax services were $3,000 and for all other services were $0.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) and (2) – The response to this portion of Item 15 is submitted as a separate section of this report.

(3)	Listing of Exhibits:

Exhibit 3 – Copy of Trust Agreement and Rules and Regulations for Management of the Trust (filed as Exhibit A to Form 11 of Great Northern Iron Ore Properties filed on May 6, 1935 as published under date of March 30, 1935 and incorporated by reference)

Exhibit 4 – Specimen of Securities Registered Hereunder (filed as Exhibit E to Form 11 of Great Northern Iron Ore Properties filed on May 6, 1935 as published under date of March 30, 1935 and incorporated by reference)

Exhibit 10 – Court Order on Trustee Compensation dated May 16, 2001 (filed as Exhibit 10 to Form 10-K of Great Northern Iron Ore Properties filed on March 14, 2003 and incorporated by reference)

Exhibit 10(a) – Court Order on President of the Trustees’ Compensation and Annual Hearing of Accounts dated May 14, 2003

Exhibit 13 – Annual Report to Certificate Holders

Exhibit 23 – Consent of Independent Auditors

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)

Exhibit 99(a) – Tax Return Guide

Exhibit 99(b) – Audit Committee Charter

Exhibit 99(c) – Report of Audit Committee

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K — Continued

(b)	Reports on Form 8-K – Form 8-K filed on January 28, 2004 attaching a Press Release with respect to financial results.

(c)	Exhibits –The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules – The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)

/s/ Joseph S. Micallef	2/12/04

Joseph S. Micallef, Chief Executive Officer, Trustee and President of the Trustees	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger W. Staehle	2/12/04

Roger W. Staehle, Trustee	Date

/s/ Robert A. Stein	2/12/04

Robert A. Stein, Trustee	Date

/s/ John H. Roe, III	2/12/04

John H. Roe, III, Trustee	Date

/s/ Thomas A. Janochoski	2/12/04

Thomas A. Janochoski, Vice President and	Date
Secretary, Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1) and (2) and ITEM 15(d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2003

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota 55101-1361

FORM 10-K — Item 15(a)(1) and (2)
GREAT NORTHERN IRON ORE PROPERTIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Great Northern Iron Ore Properties, included in the Registrant’s Annual Report to Certificate Holders for the year ended December 31, 2003, are incorporated by reference in Item 8:

        Balance Sheets – December 31, 2003 and 2002

        Statements of Income – Years ended December 31, 2003, 2002 and 2001

        Statements of Beneficiaries’ Equity – Years ended December 31, 2003, 2002 and 2001

        Statements of Cash Flows – Years ended December 31, 2003, 2002 and 2001

        Notes to Financial Statements – December 31, 2003

All Item 15(d) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

F-1