Form 10-Q
period 2004-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2004-04-20
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Period Ended March 31, 2004

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Transition Period From ______________ to ______________

Commission file number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota	55101-1361

(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    X     No

Number of shares of beneficial interest outstanding on March 31, 2004:            1,500,000

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	March 31 2004	December 31 2003
	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$357,335	$856,399
United States Treasury securities	5,001,513	3,746,640
Royalties receivable	3,157,844	2,243,423
Prepaid expenses	52,306	4,679

TOTAL CURRENT ASSETS	8,568,998	6,851,141
NONCURRENT ASSETS
United States Treasury securities	3,839,254	5,097,676
Prepaid pension expense	802,591	810,183

	4,641,845	5,907,859
PROPERTIES
Mineral lands	38,577,007	38,577,007
Less allowances for depletion and
amortization	34,133,815	34,081,765

	4,443,192	4,495,242
Building and equipment–at cost, less
allowances for accumulated depreciation
(3/31/04 – $202,504; 12/31/03 – $193,279)	150,122	159,347

	4,593,314	4,654,589

	$17,804,157	$17,413,589

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$118,896	$94,656
Distributions	2,700,000	2,550,000

TOTAL CURRENT LIABILITIES	2,818,896	2,644,656
NONCURRENT LIABILITIES	27,000	27,000
BENEFICIARIES’ EQUITY, including certificate
holders' equity, represented by 1,500,000
shares of beneficial interest authorized
and outstanding, and reversionary interest	14,958,261	14,741,933

	$17,804,157	$17,413,589

Note:   The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2004		2003
Revenues:
Royalties	$3,467,138		$2,908,294
Interest and other income	76,843		79,301

	3,543,981		2,987,595
Costs and expenses	627,653		578,844

NET INCOME	$2,916,328		$2,408,751

Weighted-average shares outstanding	1,500,000		1,500,000
BASIC AND DILUTED EARNINGS PER SHARE	$1.94		$1.61

Distributions declared per share	$1.80	(1)	$1.50	(3)
Distributions paid per share	$1.70	(2)	$1.50	(4)

(1)	$1.80	declared	3/15/2004
		payable	4/30/2004
(2)	$1.70	declared	12/19/2003
		paid	1/30/2004
(3)	$1.50	declared	3/14/2003
		paid	4/30/2003
(4)	$1.50	declared	12/20/2002
		paid	1/31/2003

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Cash flows from operating activities:
Cash received from royalties and rents	$2,584,718	$2,919,319
Cash paid to suppliers and employees	-582,173	-517,706
Interest received	48,391	83,467

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,050,936	2,485,080
Cash flows from investing activities:
United States Treasury securities purchased	-650,000	-1,900,000
United States Treasury securities matured	650,000	1,550,000

NET CASH USED IN INVESTING ACTIVITIES	0	-350,000
Cash flows from financing activities:
Distributions paid	-2,550,000	-2,250,000

NET CASH USED IN FINANCING ACTIVITIES	-2,550,000	-2,250,000

Net decrease in cash and cash equivalents	-499,064	-114,920
Cash and cash equivalents at beginning of year	856,399	663,230

CASH AND CASH EQUIVALENTS AT MARCH 31	$357,335	$548,310

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three Months ended March 31, 2004 and March 31, 2003

Note A — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2003.

Note B — BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2004:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,703,265
Cumulative shipment credits	-1,221,582
Asset disposition credits	-57,950

Principal Charges account	$5,448,567

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost, a noncash item, for the three months ended March 31 is as follows:

	2004	2003
Service cost	$29,357	$23,055
Interest cost	52,599	53,501
Expected return on assets	(75,805)	(65,146)
Net amortization	1,441	9,662

Net periodic pension cost	$7,592	$21,072

The Trust had previously disclosed in its Annual Report as of December 31, 2003 that the next contribution to the plan is estimated to be $186,266, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year-end March 31. No additional updated information is available at this time.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2004 and March 31, 2003

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees’ election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust.

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

At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders (term beneficiaries), while all property other than monies shall be conveyed and transferred to the reversionary beneficiary (formerly Lake Superior Company, Limited) or its successors or assigns (currently Glacier Park Company, a wholly owned subsidiary of Burlington Resources, Inc.). In addition, by the terms of a District Court Order dated November 29, 1982, the reversioner, in effect, is required to pay the balance in the Principal Charges account (see Note B above) which primarily represents the costs of acquiring homes and surface lands on the iron formation that are necessary for the orderly mine development by United States Steel Corporation under its 1959 lease with the Trustees. This account balance, which may increase or decrease, will be added to the cash distributable to the certificate holders of record at the termination of the Trust.

Results of Operations:

Royalties increased $558,844 during the three months ended March 31, 2004, as compared to the same period in 2003, due mainly to increased tonnage mined from the Trust’s properties.

Costs and expenses increased $48,809 during the three months ended March 31, 2004, as compared to the same period in 2003, due mainly to increased professional service fees and the Court-approved compensation increase for the President of the Trustees.

At their meeting held on March 15, 2004, the Trustees declared a distribution of $1.80 per share, amounting to $2,700,000 payable April 30, 2004 to certificate holders of record at the close of business on March 31, 2004. At their meeting held on March 14, 2003, the Trustees declared a distribution of $1.50 per share, amounting to $2,250,000 paid on April 30, 2003 to certificate holders of record at the close of business on March 31, 2003. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2004 to certificate holders of record on June 30, 2004.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

— None

Item 4.   Controls and Procedures

As of the end of the period covered by this report, the Trust conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

— None

Item 2.   Changes in Securities and Use of Proceeds

— None

Item 3.   Defaults Upon Senior Securities

— None

Item 4.    Submission of Matters to a Vote of Certificate Holders

— None

Item 5.   Other Information

— None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31.1	– Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	– Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	– Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (Furnished but not filed)

(b) Reports on Form 8-K – Press Release dated January 28, 2004 with respect to financial results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	April 20, 2004	By	/s/ Joseph S. Micallef

Joseph S. Micallef, President of the Trustees and Chief Executive Officer
Date	April 20, 2004	By	/s/ Thomas A. Janochoski

Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer