Form 10-Q
period 2004-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2004-07-20
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Period Ended June 30, 2004

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Transition Period From ______________ to ______________

Commission file number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota	55101-1361

(Address of principal executive office)	(Zip Code)

(651) 224-2385

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    X     No

Number of shares of beneficial interest outstanding on June 30, 2004:            1,500,000

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30 2004	December 31 2003
	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$728,737	$856,399
United States Treasury securities	4,265,793	3,746,640
Royalties receivable	3,669,523	2,243,423
Prepaid expenses	38,461	4,679

TOTAL CURRENT ASSETS	8,702,514	6,851,141
NONCURRENT ASSETS
United States Treasury securities	4,542,403	5,097,676
Prepaid pension expense	794,999	810,183

	5,337,402	5,907,859
PROPERTIES
Mineral lands	38,577,007	38,577,007
Less allowances for depletion and
amortization	34,185,865	34,081,765

	4,391,142	4,495,242
Building and equipment – at cost, less
allowances for accumulated depreciation
(6/30/04 – $210,563; 12/31/03 – $193,279)	141,778	159,347

	4,532,920	4,654,589

	$18,572,836	$17,413,589

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$79,295	$94,656
Distributions	2,850,000	2,550,000

TOTAL CURRENT LIABILITIES	2,929,295	2,644,656
NONCURRENT LIABILITIES	27,000	27,000
BENEFICIARIES’ EQUITY, including certificate
holders’ equity, represented by 1,500,000
shares of beneficial interest authorized
and outstanding, and reversionary interest	15,616,541	14,741,933

	$18,572,836	$17,413,589

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30				June 30
	2004		2003		2004		2003
Revenues:
Royalties	$3,985,278		$3,386,968		$7,452,416		$6,295,262
Interest and other income	49,653		147,044		126,496		226,345

	4,034,931		3,534,012		7,578,912		6,521,607
Costs and expenses	526,651		549,880		1,154,304		1,128,724

NET INCOME	$3,508,280		$2,984,132		$6,424,608		$5,392,883

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.34		$1.99		$4.28		$3.60

Distributions declared per share	$1.90	(1)	$1.60	(2)	$3.70	(3)	$3.10	(4)
Distributions paid per share	$1.80	(5)	$1.50	(6)	$3.50	(7)	$3.00	(8)

(1)	$1.90	declared	6/14/2004
		payable	7/30/2004

(2)	$1.60	declared	6/9/2003
		paid	7/31/2003

(3)	$1.80	declared	3/15/2004	plus	$1.90	declared	6/14/2004
		paid	4/30/2004			payable	7/30/2004

(4)	$1.50	declared	3/14/2003	plus	$1.60	declared	6/9/2003
		paid	4/30/2003			paid	7/31/2003

(5)	$1.80	declared	3/15/2004
		paid	4/30/2004

(6)	$1.50	declared	3/14/2003
		paid	4/30/2003

(7)	$1.70	declared	12/19/2003	plus	$1.80	declared	3/15/2004
		paid	1/30/2004			paid	4/30/2004

(8)	$1.50	declared	12/20/2002	plus	$1.50	declared	3/14/2003
		paid	1/31/2003			paid	4/30/2003

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2004	2003
Cash flows from operating activities:
Cash received from royalties and rents	$6,064,162	$5,962,411
Cash paid to suppliers and employees	-1,065,899	-1,018,612
Interest received	99,770	154,449

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,098,033	5,098,248
Cash flows from investing activities:
U.S. Treasury securities purchased	-2,100,000	-2,650,000
U.S. Treasury securities matured	2,125,000	2,100,000
Net expenditures for equipment	-695	-28,227

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,305	-578,227
Cash flows from financing activities:
Distributions paid	-5,250,000	-4,500,000

NET CASH USED IN FINANCING ACTIVITIES	-5,250,000	-4,500,000

Net (decrease) increase in cash and cash equivalents	-127,662	20,021
Cash and cash equivalents at beginning of year	856,399	663,230

CASH AND CASH EQUIVALENTS AT JUNE 30	$728,737	$683,251

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three and Six Months ended June 30, 2004 and June 30, 2003

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

Note B — BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2004:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,703,265
Cumulative shipment credits	-1,255,516
Asset disposition credits	-57,950

Principal Charges account	$5,414,633

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost, a noncash item, is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$29,356	$23,055	$58,713	$46,110
Interest cost	52,599	53,502	105,198	107,003
Expected return on assets	-75,804	-65,146	-151,609	-130,292
Net amortization	1,441	9,662	2,882	19,324

Net periodic pension cost	$7,592	$21,073	$15,184	$42,145

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The recommended contribution to the plan is $161,511, which contribution is scheduled to be made in August, 2004.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Six Months ended June 30, 2004 and June 30, 2003

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

Results of Operations:

Royalties increased $1,157,154 and $598,310 during the six months and three months ended June 30, 2004, respectively, as compared to the same periods in 2003, due mainly to improved royalty rates on greater tonnage mined from Trust lands.

Interest and other income decreased $99,849 and $97,391 during the six months and three months ended June 30, 2004, respectively, as compared to the same periods in 2003, due mainly to reduced yields on our funds held for investment and reduced timber receipts.

At their meeting held on June 14, 2004, the Trustees declared a second quarter distribution of $1.90 per share, amounting to $2,850,000 payable July 30, 2004 to certificate holders of record at the close of business on June 30, 2004. The Trustees have now declared two quarterly distributions in 2004. The first, in the amount of $1.80 per share, was paid on April 30, 2004 to certificate holders of record on March 31, 2004; and the second, that being the current distribution. The first and second quarter 2003 distributions were $1.50 and $1.60 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2004 to certificate holders of record on September 30, 2004.

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

      –None

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

At a hearing held on May 26, 2004, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 2003 were approved.

Item 2.   Changes in Securities and Use of Proceeds

        –None

Item 3.   Defaults Upon Senior Securities

        –None

Item 4.   Submission of Matters to a Vote of Certificate Holders

        –None

Item 5.   Other Information

        –None

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

(b) Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	July 20, 2004	By	/s/ Joseph S. Micallef

Joseph S. Micallef, President of the Trustees and Chief Executive Officer
Date	July 20, 2004	By	/s/ Thomas A. Janochoski

Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer