Form 10-Q
period 2004-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2004-10-19
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Period Ended September 30, 2004

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Transition Period From ______________ to ______________

Commission file number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota	55101-1361

(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    X     No

Number of shares of beneficial interest outstanding on September 30, 2004:            1,500,000

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES
CONDENSED BALANCE SHEETS

	September 30 2004	December 31 2003
	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,408,584	$856,399
United States Treasury securities	3,661,943	3,746,640
Royalties receivable	3,198,650	2,243,423
Prepaid expenses	24,616	4,679

TOTAL CURRENT ASSETS	8,293,793	6,851,141
NONCURRENT ASSETS
United States Treasury securities	5,149,732	5,097,676
Prepaid pension expense	948,919	810,183

	6,098,651	5,907,859
PROPERTIES
Mineral lands	38,587,445	38,577,007
Less allowances for depletion and
amortization	34,237,915	34,081,765

	4,349,530	4,495,242
Building and equipment–at cost, less
allowances for accumulated depreciation
(9/30/04 – $205,458; 12/31/03 – $193,279)	143,779	159,347

	4,493,309	4,654,589

	$18,885,753	$17,413,589

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$134,856	$94,656
Distributions	3,150,000	2,550,000

TOTAL CURRENT LIABILITIES	3,284,856	2,644,656
NONCURRENT LIABILITIES	27,000	27,000
BENEFICIARIES’ EQUITY, including certificate
holders’ equity, represented by 1,500,000
shares of beneficial interest authorized
and outstanding, and reversionary interest	15,573,897	14,741,933

	$18,885,753	$17,413,589

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2004		2003		2004		2003
Revenues:
Royalties	$3,525,075		$2,954,900		$10,977,491		$9,250,162
Interest and other income	108,513		76,756		235,009		303,101

	3,633,588		3,031,656		11,212,500		9,553,263
Costs and expenses	526,232		509,588		1,680,536		1,638,312

NET INCOME	$3,107,356		$2,522,068		$9,531,964		$7,914,951

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000
BASIC & DILUTED EARNINGS PER SHARE	$2.07		$1.68		$6.35		$5.28

Distributions declared per share	$2.10	(1)	$1.70	(2)	$5.80	(3)	$4.80	(4)
Distributions paid per share	$1.90	(5)	$1.60	(6)	$5.40	(7)	$4.60	(8)

(1)	$2.10	declared	9/17/2004
		payable	10/29/2004
(2)	$1.70	declared	9/12/2003
		paid	10/31/2003
(3)	$1.80	declared	3/15/2004	plus	$1.90	declared	6/14/2004 plus	$2.10	declared	9/17/2004
		paid	4/30/2004			paid	7/30/2004		payable	10/29/2004
(4)	$1.50	declared	3/14/2003	plus	$1.60	declared	6/9/2003 plus	$1.70	declared	9/12/2003
		paid	4/30/2003			paid	7/31/2003		paid	10/31/2003
(5)	$1.90	declared	6/14/2004
		paid	7/30/2004
(6)	$1.60	declared	6/9/2003
		paid	7/31/2003
(7)	$1.70	declared	12/19/2003	plus	$1.80	declared	3/15/2004 plus	$1.90	declared	6/14/2004
		paid	1/30/2004			paid	4/30/2004		paid	7/30/2004
(8)	$1.50	declared	12/20/2002	plus	$1.50	declared	3/14/2003 plus	$1.60	declared	6/9/2003
		paid	1/31/2003			paid	4/30/2003		paid	7/31/2003

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2004	2003
Cash flows from operating activities:
Cash received from royalties and rents	$10,114,465	$9,373,027
Cash paid to suppliers and employees	-1,615,662	-1,562,746
Interest received	140,011	216,408

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,638,814	8,026,689
Cash flows from investing activities:
U.S. Treasury securities purchased	-2,700,000	-3,550,000
U.S. Treasury securities matured	2,725,000	2,900,000
Net expenditures for equipment	-11,629	-28,227

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,371	-678,227
Cash flows from financing activities:
Distributions paid	-8,100,000	-6,900,000

NET CASH USED IN FINANCING ACTIVITIES	-8,100,000	-6,900,000

Net increase in cash and cash equivalents	552,185	448,462
Cash and cash equivalents at beginning of year	856,399	663,230

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$1,408,584	$1,111,692

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three and Nine Months ended September 30, 2004 and September 30, 2003

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

Note B — BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2004:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,713,703
Cumulative shipment credits	-1,287,068
Asset disposition credits	-57,950

Principal Charges account	$5,393,519

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C — PENSION PLAN

A summary of the components of net periodic pension cost, a noncash item, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$29,356	$23,054	$88,069	$69,164
Interest cost	52,599	53,501	157,797	160,504
Expected return on assets	-75,805	-65,145	-227,414	-195,437
Net amortization	1,441	9,662	4,323	28,986

Net periodic pension cost	$7,591	$21,072	$22,775	$63,217

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The recommended contribution to the plan was $161,511, which contribution was made in August, 2004.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Nine Months ended September 30, 2004 and September 30, 2003

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees’ election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust. Shares of beneficial interest in the Trust are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102).

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

Results of Operations:

Royalties increased $1,727,329 and $570,175 during the nine months and three months ended September 30, 2004, respectively, as compared to the same periods in 2003, due mainly to improved royalty rates caused by the escalation of producer price indices, applied to tonnage mined from Trust lands.

Interest and other income decreased $68,092 during the nine months ended September 30, 2004, as compared to the same period in 2003, due mainly to reduced yields on our funds held for investment and condemnation proceeds received in 2003. Interest and other income increased $31,757 during the three months ended September 30, 2004, as compared to the same period in 2003, due mainly to improved timber revenues.

At their meeting held on September 17, 2004, the Trustees declared a third quarter distribution of $2.10 per share, amounting to $3,150,000 payable October 29, 2004 to certificate holders of record at the close of business on September 30, 2004. The Trustees have now declared three quarterly distributions in 2004. The first, in the amount of $1.80 per share, was paid on April 30, 2004 to certificate holders of record on March 31, 2004; the second, in the amount of $1.90 per share, was paid on July 30, 2004 to certificate holders of record on June 30, 2004; and the third, that being the current distribution. The first, second and third quarter 2003 distributions were $1.50, $1.60 and $1.70 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2005 to certificate holders of record on December 31, 2004.

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

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	October 19, 2004	By	/s/ Joseph S. Micallef

Joseph S. Micallef, President of the Trustees and Chief Executive Officer
Date	October 19, 2004	By	/s/ Thomas A. Janochoski

Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer