Form 10-K
period 2004-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2005-02-25
CIK 43410

Annual Report on Form 10-K

Great Northern Iron Ore Properties

December 31, 2004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	651/224-2385

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Trustees’ Certificates of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act – None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter, that being June 30, 2004, was $144,180,000.

The number of shares of beneficial interest outstanding as of the close of the period covered by this report:

Trustees’ Certificates of Beneficial Interest – 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2004, attached hereto as Exhibit 13, are incorporated by reference into Part II.

PART  I

Item 1.	BUSINESS

The Registrant (“Trust”) owns interests in fee, both mineral and nonmineral lands, on the Mesabi Iron Range of Minnesota. The Registrant is a conventional trust organized under the laws of the State of Michigan pursuant to a Trust Agreement dated December 7, 1906. Because the Trust properties and offices are all located in Minnesota, the Trust is under the jurisdiction of the Ramsey County District Court in St. Paul, Minnesota. Income is derived through royalties on iron ore minerals (principally taconite) taken from these properties by lessees. The Registrant is presently involved solely with the leasing and care of these properties. There have been no significant changes in these functions since the beginning of the fiscal year.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. Accordingly, the Trust now terminates twenty years from April 6, 1995, that being April 6, 2015. The termination of the Trust on April 6, 2015, means that there will be no trading of the Trust’s 1,500,000 certificates of beneficial interest (shares) on the New York Stock Exchange beyond that date.

At the end of the Trust, all monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust) shall be distributed ratably among the certificate holders (term beneficiaries), while all property other than monies shall be conveyed and transferred to the reversionary beneficiary (formerly Lake Superior Company, Limited) or its successors or assigns (currently Glacier Park Company, a wholly owned subsidiary of Burlington Resources, Inc.). In addition, by the terms of a District Court Order dated November 29, 1982, the reversioner, in effect, is required to pay the balance in the Principal Charges account (as explained in Note D of the Financial Statements) which primarily represents the costs of acquiring homes and surface lands on the iron formation that are necessary for the orderly mine development by United States Steel Corporation under its 1959 lease with the Trustees. This account balance, which may increase or decrease, will be added to the cash distributable to the certificate holders of record at the termination of the Trust.

Item 1.	BUSINESS – Continued

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

Registrant owns mineral interests in 12,033 acres on the Mesabi Iron Formation, including approximately 7,443 acres which are wholly owned, 1,080 acres in which Registrant is a tenant in common with a 91% interest, 3,350 acres in tenancy in common with a 50% interest and 160 acres in tenancy in common with other fractional interests. Of said total, 6,992 acres are under lease and 5,041 acres are unleased.

Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, Registrant’s engineers estimate that the magnetic taconite under lease as of January 1, 2005, was equivalent to approximately 332,671,000 tons of pellets.

Present leases provide for minimum royalties aggregating approximately $4,285,000 for the year 2005 even if no taconite is mined. All of this amount is attributable to long-term taconite leases.

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

Item 1.	BUSINESS – Continued

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

The Registrant’s royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, minimum royalties collected and liquidation of minimum royalties collected. Following is a summary of shipments by lessee during 2004, 2003 and 2002:

	Tons Shipped

	2004	2003	2002

United States Steel Corporation	5,384,244	6,233,871	3,791,949
Hibbing Taconite Company	3,782,956	3,538,467	3,210,144
National Steel Corporation	—	—	92,353

	9,167,200	9,772,338	7,094,446

Effective May 20, 2003, United States Steel Corporation purchased National Steel Corporation, which had filed for bankruptcy in early 2002. Tonnage mined before the purchase is reflected under National Steel Corporation and tonnage mined after the purchase is reflected under United States Steel Corporation.

At December 31, 2004, the Registrant employed ten persons. The Registrant has been engaged in only one line of business, namely the leasing and maintenance of its mineral properties. The business of the Registrant is not seasonal, but income depends upon production by mining companies which lease its properties. The Registrant has no operations in foreign countries and has no customers or lessees in foreign countries.

Item 1.	BUSINESS – Continued

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

The Trustees provided annual income tax information in January 2005 to certificate holders of record with holdings on any of the four quarterly record dates during 2004. This information included a:

Substitute Form 1099-MISC – This form reported one’s 2004 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S).

Trust Supplemental Statement – This statement reported the number of units (shares) held on any of the four quarterly record dates in 2004.

Tax Return Guide – This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

The Registrant does not maintain a website and therefore the Registrant does not make available through a website the annual, quarterly and other reports that it files with the Securities and Exchange Commission (SEC). The Registrant will furnish to investors free of charge, upon request, a paper copy of the reports that it files with the SEC. The Registrant will also furnish to investors free of charge, upon request, a paper copy of the Trust’s Code of Ethics, which has been signed and affirmed by all employees, Trustees and officers of the Trust.

Item 1.	BUSINESS – Continued

The following is a listing of the Registrant’s current leases:

Lease	Number of Leased Acres	GNIOP Interest	County Location	Term	Lessee Termination Provision

Bennett Annex	237	100%	St. Louis	1/1/1965 to 12/31/2039	1 year
Carmi-Campbell	1,597	100	St. Louis	7/1/1959 to 12/31/2010	1 year
Enterprise-Mississippi (incl. Miss. #3 mine)	776	100	St. Louis and Itasca	1/1/1961 to 12/31/2010	6 months
Hanna Taconite #1	40	100	Itasca	4/1/1962 to 12/31/2010	6 months

Gray Annex	40	50	St. Louis	1/1/1974 to 1/1/2049	1 year
Ontario 50%	1,397	50	St. Louis and Itasca	7/1/1978 to 12/31/2016	1 year
Ontario 100%	400	100	St. Louis and Itasca	7/1/1978 to 12/31/2016	1 year
Ontario #3	80	25	St. Louis	1/2/1993 to 12/31/2016	1 year
Mahoning	980	100	St. Louis and Itasca	1/1/1979 to 12/31/2026	1 year
Russell Annex	120	50	Itasca	1/1/1966 to 12/31/2040	1 year

South Stevenson	180	100	St. Louis	4/1/1966 to 4/1/2041	1 year
Minntac	1,725	100	St. Louis	1/1/1959 to 12/31/2057	6 months
Atkins	160	91	St. Louis	8/1/1984 to 7/31/2009	6 months

Item 2.	PROPERTIES

The Registrant owns interests in fee, both mineral and nonmineral lands, on the Mesabi Iron Range of Minnesota, most of which are leased to mining companies which extract taconite. A list of the leased properties is shown in table format in Item 1 above. The leases provide the lessees exclusive mining rights during the term of such leases. Taconite deposits are substantial. The properties have a reversionary interest as explained in Item 1 above.

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

By a letter dated March 9, 2004, certificate holders of record as of December 31, 2003, and the reversioner were notified of a Hearing on May 26, 2004, in Ramsey County Courthouse, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 2003. By Court Order signed and dated May 26, 2004, the 2003 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S SHARES OF BENEFICIAL INTEREST AND RELATED SECURITY HOLDER MATTERS

Shares of Beneficial Interest, Market Prices and Distributions on page 8 of the Annual Report to Certificate Holders for the year ended December 31, 2004, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2004, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trustees’ and Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3, 4, 5 and 6 of the Annual Report to Certificate Holders for the year ended December 31, 2004, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant are included in the Annual Report to Certificate Holders for the year ended December 31, 2004, attached hereto as Exhibit 13, and are incorporated herein by reference:

Balance Sheets – December 31, 2004 and 2003.

Statements of Income – Years ended December 31, 2004, 2003 and 2002.

Statements of Beneficiaries’ Equity – Years ended December 31, 2004, 2003 and 2002.

Statements of Cash Flows – Years ended December 31, 2004, 2003 and 2002.

Notes to Financial Statements – December 31, 2004.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Continued

Quarterly Results of Operations on page 9 of the Annual Report to Certificate Holders for the year ended December 31, 2004, attached hereto as Exhibit 13, are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting on page 7 of the Annual Report to Certificate Holders for the year ended December 31, 2004, attached hereto as Exhibit 13, is incorporated herein by reference.

The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Management’s Report on Internal Control Over Financial Reporting on pages 21 and 22 of the Annual Report to Certificate Holders for the year ended December 31, 2004, attached hereto as Exhibit 13, is incorporated herein by reference.

There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees and officers whose terms of office are not fixed for a specified time:

Name and Position		Age	Years of Service in Position

Joseph S. Micallef	Trustee and President of the Trustees, Chief Executive Officer	71	28
Roger W. Staehle (1)	Independent Trustee	71	23
Robert A. Stein (2)	Independent Trustee	66	23
John H. Roe, III (3)	Independent Trustee	65	3
Thomas A. Janochoski	Vice President and Secretary, Chief Financial Officer	46	13

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

(3)	John H. Roe, III is an independent member, pursuant to NYSE standards, of the Trust’s Audit Committee. He is deemed, for purposes thereto, to be a financial expert.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT – Continued

Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

There are no family relationships among any of the above persons.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation

CEO/President of the Trustees:
Joseph S. Micallef	2004	$150,000	$50,000	$—
	2003	150,000	50,000	—
	2002	100,000	35,000	—

CFO/Vice President and Secretary:
Thomas A. Janochoski	2004	$123,133	$5,000	$6,800
	2003	113,433	5,000	6,100
	2002	102,533	3,500	5,000

Chief Executive Officer (CEO)/President of the Trustees Compensation

The Trust Agreement (as modified by Court Orders, the last being effective January 1, 2003) provides for annual compensation to the CEO/President of the Trustees of $150,000 and, in addition, a sum equal to 1% of the excess of gross income of the Trust over $5,000,000 for that year until his total compensation shall reach $200,000. By Court Orders previous to 2003, annual compensation to the CEO/President of the Trustees for the year 2002 was set at $100,000 and, in addition, a sum equal to 1% of the excess of gross income of the Trust over $5,000,000 for that year until his total compensation shall reach $135,000.

Trustee Compensation (Other Than the CEO/President of the Trustees)

The Trust Agreement (as modified by Court Orders, the last being effective January 1, 2001) provides for annual compensation to each Trustee (other than the CEO/President of the Trustees) of $50,000.

Item 11.	EXECUTIVE COMPENSATION – Continued

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

The following table shows the CFO’s estimated annual pension benefit payable upon retirement at various years of vested service as indicated:

Pension Plan Table

Average Annual Salary for Highest 60 Months of Consecutive	Estimated Annual Pension Benefit Payable for Years of Vested Service Indicated
Service	10	15	20	25

$100,000	$22,500	$33,800	$45,000	$ 75,000
110,000	24,800	37,100	49,500	82,500
120,000	27,000	40,500	54,000	90,000
130,000	29,300	43,900	58,500	97,500
140,000	31,500	47,300	63,000	105,000
150,000	33,800	50,600	67,500	112,500
160,000	36,000	54,000	72,000	120,000
170,000	38,300	57,400	76,500	127,500
180,000	40,500	60,800	81,000	135,000

Item 11.	EXECUTIVE COMPENSATION – Continued

The CFO’s estimated annual pension benefit payable upon retirement from the Trust’s defined benefit Pension Plan is based on the highest 60 consecutive months average annual salary as disclosed in the Summary Compensation Table above, the years of vested service, a straight-life annuity and no offsets or deductions. The CFO is presently entitled to 15 years of vested service as of December 31, 2004. Upon the Trust termination on April 6, 2015, the CFO would be entitled to 25 years of vested service.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	The only authorized securities of the Registrant are Trustees’ Certificates of Beneficial Interest. These securities are traded on the New York Stock Exchange under the ticker symbol “GNI” (Cusip No. 391064102). The holders of these securities do not have voting rights. There were no entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2004.

(b)	There were no securities owned by the Trustees or officers as of December 31, 2004.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

All audit and non-audit services were preapproved by the Audit Committee. Audit-related services pertain to testimony at the Trust’s annual hearing of accounts and printing services and, in the year 2003, tax services pertain to the Trust’s tax return guide and income tax returns. Estimated fees in 2004 for the annual audit services are $79,250, for audited-related services are $4,050, for tax services are $0 and for all other services are $0. Fees paid in 2003 for the annual audit services were $44,250, for audit-related services were $3,800, for tax services were $28,630 and for all other services were $0.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following financial statements of Great Northern Iron Ore Properties are included in the Registrant’s Annual Report to Certificate Holders for the year ended December 31, 2004, attached hereto as Exhibit 13, and are incorporated by reference in Item 8:

Balance Sheets – December 31, 2004 and 2003.

Statements of Income – Years ended December 31, 2004, 2003 and 2002.

Statements of Beneficiaries’ Equity – Years ended December 31, 2004, 2003 and 2002.

Statements of Cash Flows – Years ended December 31, 2004, 2003 and 2002.

Notes to Financial Statements – December 31, 2004.

(2)	All Item 15(d) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Listing of Exhibits – See the “Exhibit Index” immediately following the signature page.

(b)	Reports on Form 8-K – Form 8-K filed on January 28, 2005, attaching a Press Release with respect to financial results.

(c)	Exhibits – The response to this portion of Item 15 is set forth above in Item 15(a)(3) of this report.

(d)	Financial Statement Schedules – The response to this portion of Item 15 is set forth above in Item 15(a)(2) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

/s/ Joseph S. Micallef	February 7, 2005

Joseph S. Micallef, Chief Executive Officer, Trustee and President of the Trustees	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger W. Staehle	February 7, 2005

Roger W. Staehle, Trustee	Date

/s/ Robert A. Stein	February 7, 2005

Robert A. Stein, Trustee	Date

/s/ John H. Roe, III	February 7, 2005

John H. Roe, III, Trustee	Date

/s/ Thomas A. Janochoski	February 7, 2005

Thomas A. Janochoski, Vice President and	Date
Secretary, Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2004

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota 55101-1361

Exhibit 3 – Copy of Trust Agreement and Rules and Regulations for Management of the Trust (filed as Exhibit A to Form 11 of Great Northern Iron Ore Properties filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

Exhibit 4 – Specimen of Securities Registered Hereunder (filed as Exhibit E to Form 11 of Great Northern Iron Ore Properties filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

Exhibit 10 – Court Order on Trustee Compensation dated May 16, 2001 (filed as Exhibit 10 to Form 10-K of Great Northern Iron Ore Properties filed on March 14, 2003, and incorporated by reference)

Exhibit 10(a) – Court Order on President of the Trustees’ Compensation and Annual Hearing of Accounts dated May 14, 2003 (filed as Exhibit 10(a) to Form 10-K of Great Northern Iron Ore Properties filed on February 26, 2004, and incorporated by reference)

Exhibit 13 – Annual Report to Certificate Holders

Exhibit 23 – Consent of Independent Registered Public Accounting Firm

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