Form 10-Q
period 2005-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2005-04-22
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Period Ended March 31, 2005

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Transition Period From ______________ to ______________

Commission file number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota	55101-1361

(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    X     No

Number of shares of beneficial interest outstanding on March 31, 2005:            1,500,000

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	March 31 2005	December 31 2004
	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$559,485	$788,779
United States Treasury securities	2,937,598	4,788,363
Royalties receivable	3,958,820	2,834,944
Prepaid expenses	52,047	2,760

TOTAL CURRENT ASSETS	7,507,950	8,414,846

NONCURRENT ASSETS
United States Treasury securities	5,777,302	4,619,534
Prepaid pension expense	916,401	941,327

	6,693,703	5,560,861

PROPERTIES
Mineral lands	38,587,307	38,587,307
Less allowances for depletion and
amortization	34,342,270	34,289,965

	4,245,037	4,297,342
Building and equipment—at cost, less
allowances for accumulated depreciation
(3/31/05 – $221,877; 12/31/04 – $214,287)	127,641	134,950

	4,372,678	4,432,292

	$18,574,331	$18,407,999

LIABILITIES AND BENEFICIARIES’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$102,917	$81,756
Distributions	3,300,000	3,600,000

TOTAL CURRENT LIABILITIES	3,402,917	3,681,756

NONCURRENT LIABILITIES	42,300	42,300

BENEFICIARIES’ EQUITY, including certificate
holders’ equity, represented by 1,500,000
shares of beneficial interest authorized
and outstanding, and reversionary interest	15,129,114	14,683,943

	$18,574,331	$18,407,999

Note: The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2005		2004
Revenues:
Royalties	$4,295,723		$3,467,138
Interest and other income	95,200		76,843

	4,390,923		3,543,981
Costs and expenses	645,752		627,653

NET INCOME	$3,745,171		$2,916,328

Weighted-average shares outstanding	1,500,000		1,500,000

BASIC AND DILUTED EARNINGS PER SHARE	$2.50		$1.94

Distributions declared per share	$2.20	(1)	$1.80	(3)
Distributions paid per share	$2.40	(2)	$1.70	(4)

(1)	$2.20	declared	3/18/2005
		payable	4/29/2005
(2)	$2.40	declared	12/20/2004
		paid	1/31/2005
(3)	$1.80	declared	3/15/2004
		paid	4/30/2004
(4)	$1.70	declared	12/19/2003
		paid	1/30/2004
See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
Cash flows from operating activities:
Cash received from royalties and rents	$3,216,790	$2,584,718
Cash paid to suppliers and employees	-588,538	-582,173
Interest received	45,858	48,391

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,674,110	2,050,936

Cash flows from investing activities:
United States Treasury securities purchased	-1,800,000	-650,000
United States Treasury securities matured	2,497,396	650,000
Net expenditures for equipment	-800	0

NET CASH PROVIDED BY INVESTING ACTIVITIES	696,596	0

Cash flows from financing activities:
Distributions paid	-3,600,000	-2,550,000

NET CASH USED IN FINANCING ACTIVITIES	-3,600,000	-2,550,000

Net decrease in cash and cash equivalents	-229,294	-499,064

Cash and cash equivalents at beginning of year	788,779	856,399

CASH AND CASH EQUIVALENTS AT MARCH 31	$559,485	$357,335

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three Months ended March 31, 2005 and March 31, 2004

Note A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2004.

Note B – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2005:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,713,565
Cumulative shipment credits	-1,333,774
Asset disposition credits	-57,950

Principal Charges account	$5,346,675

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost, a noncash item, for the three months ended March 31 is as follows:

	2005	2004
Service cost	$36,604	$29,357
Interest cost	54,973	52,599
Expected return on assets	-74,248	-75,805
Net amortization	7,597	1,441

Net periodic pension cost	$24,926	$7,592

The Trust had previously disclosed in its Annual Report as of December 31, 2004, that the next contribution to the plan is estimated to be $161,511, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year-end, March 31. No additional updated information is available at this time.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2005 and March 31, 2004

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

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen persons named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. Accordingly, the Trust terminates twenty years from April 6, 1995.

At the end of the Trust, that being April 6, 2015, the certificates of beneficial interest (shares) in the Trust will cease to trade on the New York Stock Exchange and thereafter will represent only the right to receive certain distributions payable to the certificate holders of record at the time of the termination of the Trust. Upon termination, the Trust is obligated to distribute ratably to these certificate holders the net monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust), plus the balance in the Principal Charges account (this account is explained in the Trust’s Annual Report sent to all certificate holders every year). All other Trust property (most notably the Trust’s mineral properties) must be conveyed and transferred to the reversioner under the terms of the Trust Agreement.

We have previously provided information in our various Securities & Exchange Commission filings, including our Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and properties) and the balance in the Principal Charges account, less any and all expenses and obligations of the Trust upon termination. To offer a hypothetical example, without factoring in any expenses and obligations of the Trust upon its termination, and using the financial statement values as of December 31, 2004, the net monies were approximately $10.2 million and the Principal Charges account balance was approximately $5.4 million, resulting in a final distribution payable of approximately $15.6 million, or about $10.40 per share. After payment of this final distribution, the certificates of beneficial interest (shares) would be cancelled and will have no further value. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years, and will not be “final” until after the termination and wind-down of the Trust. We offer this example to further inform investors about the conceptual nature of the final distribution and do not imply or guarantee a specific known final distribution amount.

Results of Operations:

Royalties increased $828,585 during the three months ended March 31, 2005, as compared to the same period in 2004, due mainly to escalated royalty rates applied to tonnage mined from the Trust’s properties.

Interest and other income increased $18,357 during the three months ended March 31, 2005, as compared to the same period in 2004, due mainly to increased timber revenues received.

Costs and expenses increased $18,099 during the three months ended March 31, 2005, as compared to the same period in 2004, due mainly to increased professional service fees associated with § 404 of the Sarbanes-Oxley Act of 2002 governing required internal control testing.

At their meeting held on March 18, 2005, the Trustees declared a distribution of $2.20 per share, amounting to $3,300,000 payable April 29, 2005, to certificate holders of record at the close of business on March 31, 2005. At their meeting held on March 15, 2004, the Trustees declared a distribution of $1.80 per share, amounting to $2,700,000 paid on April 30, 2004, to certificate holders of record at the close of business on March 31, 2004. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2005 to certificate holders of record on June 30, 2005.

A mining agreement dated January 1, 1959, with United States Steel Corporation provides that one-half of annual earned royalty income, after satisfaction of minimum royalty payments, shall be applied to reimburse the lessee for a portion of its cost of acquisition of surface lands overlying the leased mineral deposits, which surface lands are then conveyed to the Trustees. There are surface lands yet to be purchased, the costs of which are yet unknown and will not be known until the actual purchases are made.

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

      –  None

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      –  None

Item 2.   Changes in Securities and Use of Proceeds

      –  None

Item 3.   Defaults Upon Senior Securities

      –  None

Item 4.   Submission of Matters to a Vote of Certificate Holders

      –  None

Item 5.   Other Information

      –  None

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (Furnished but not filed)

(b)	Reports on Form 8-K – Press Release dated January 28, 2005, with respect to financial results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	April 22, 2005	By	/s/ Joseph S. Micallef

Joseph S. Micallef, President of the Trustees and Chief Executive Officer
Date	April 22, 2005	By	/s/ Thomas A. Janochoski

Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer