Form 10-Q
period 2005-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2005-07-21
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Period Ended June 30, 2005

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Transition Period From ______________ to ______________

Commission file number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota	55101-1361

(Address of principal executive office)	(Zip Code)

(651) 224-2385

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Number of shares of beneficial interest outstanding on June 30, 2005:        1,500,000

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30 2005	December 31 2004

	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$773,304	$788,779
United States Treasury securities	3,634,013	4,788,363
Royalties receivable	4,958,821	2,834,944
Prepaid expenses	38,278	2,760

TOTAL CURRENT ASSETS	9,404,416	8,414,846

NONCURRENT ASSETS
United States Treasury securities	5,284,507	4,619,534
Prepaid pension expense	810,146	941,327

	6,094,653	5,560,861

PROPERTIES
Mineral lands	38,691,707	38,587,307
Less allowances for depletion and
amortization	34,394,575	34,289,965

	4,297,132	4,297,342
Building and equipment—at cost, less
allowances for accumulated depreciation
(6/30/05 - $223,670; 12/31/04 - $214,287)	127,598	134,950

	4,424,730	4,432,292

	$19,923,799	$18,407,999

LIABILITIES AND BENEFICIARIES’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$98,492	$81,756
Distributions	3,600,000	3,600,000

TOTAL CURRENT LIABILITIES	3,698,492	3,681,756

NONCURRENT LIABILITIES	42,300	42,300

BENEFICIARIES’ EQUITY, including certificate
holders’ equity, represented by 1,500,000
shares of beneficial interest authorized
and outstanding, and reversionary interest	16,183,007	14,683,943

	$19,923,799	$18,407,999

Note:  The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30				June 30
	2005		2004		2005		2004

Revenues:
Royalties	$5,257,599		$3,985,278		$9,553,322		$7,452,416
Interest and other income	71,205		49,653		166,405		126,496

	5,328,804		4,034,931		9,719,727		7,578,912
Costs and expenses	674,911		526,651		1,320,663		1,154,304

NET INCOME	$4,653,893		$3,508,280		$8,399,064		$6,424,608

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$3.10		$2.34		$5.60		$4.28

Distributions declared per share	$2.40	(1)	$1.90	(2)	$4.60	(3)	$3.70	(4)
Distributions paid per share	$2.20	(5)	$1.80	(6)	$4.60	(7)	$3.50	(8)

(1)	$2.40	declared	6/16/2005
		payable	7/29/2005

(2)	$1.90	declared	6/14/2004
		paid	7/30/2004

(3)	$2.20	declared	3/18/2005	plus	$2.40	declared	6/16/2005
		paid	4/29/2005			payable	7/29/2005

(4)	$1.80	declared	3/15/2004	plus	$1.90	declared	6/14/2004
		paid	4/30/2004			paid	7/30/2004

(5)	$2.20	declared	3/18/2005
		paid	4/29/2005

(6)	$1.80	declared	3/15/2004
		paid	4/30/2004

(7)	$2.40	declared	12/20/2004	plus	$2.20	declared	3/18/2005
		paid	1/31/2005			paid	4/29/2005

(8)	$1.70	declared	12/19/2003	plus	$1.80	declared	3/15/2004
		paid	1/30/2004			paid	4/30/2004

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2005	2004
Cash flows from operating activities:
Cash received from royalties and rents	$7,384,569	$6,064,162
Cash paid to suppliers and employees	–1,087,927	–1,065,899
Interest received	98,862	99,770

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,395,504	5,098,033

Cash flows from investing activities:
U.S. Treasury securities purchased	–2,750,000	–2,100,000
U.S. Treasury securities matured	3,247,396	2,125,000
Net expenditures for equipment	–8,375	–695

NET CASH PROVIDED BY INVESTING ACTIVITIES	489,021	24,305

Cash flows from financing activities:
Distributions paid	–6,900,000	–5,250,000

NET CASH USED IN FINANCING ACTIVITIES	–6,900,000	–5,250,000

Net decrease in cash and cash equivalents	–15,475	–127,662

Cash and cash equivalents at beginning of year	788,779	856,399

CASH AND CASH EQUIVALENTS AT JUNE 30	$773,304	$728,737

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three and Six Months ended June 30, 2005 and June 30, 2004

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

Note B — BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2005:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,817,965
Cumulative shipment credits	–1,396,253
Asset disposition credits	–57,950

Principal Charges account	$5,388,596

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C — PENSION PLAN

A summary of the components of net periodic pension cost, a noncash item, is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Service cost	$59,174	$29,356	$95,778	$58,713
Interest cost	75,918	52,599	130,891	105,198
Expected return on assets	–75,480	–75,804	–149,728	–151,609
Net amortization	46,643	1,441	54,240	2,882

Net periodic pension cost	$106,255	$7,592	$131,181	$15,184

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The recommended contribution to the plan for 2005 is $257,706, which contribution is scheduled to be made in August, 2005.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Six Months ended June 30, 2005 and June 30, 2004

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

Results of Operations:

Royalties increased $2,100,906 and $1,272,321 during the six months and three months ended June 30, 2005, respectively, as compared to the same periods in 2004, due mainly to an increase in minimum royalties and earned royalty rates because of escalation, offset in part by a decrease in tonnage mined from Trust lands.

Interest and other income increased $39,909 and $21,552 during the six months and three months ended June 30, 2005, respectively, as compared to the same periods in 2004, due mainly to improved yields on our funds held for investment and additional timber receipts.

Costs and expenses increased $166,359 and $148,260 during the six months and three months ended June 30, 2005, respectively, as compared to the same periods in 2004, due mainly to higher pension costs associated with funding the plan and expensing these costs by the Trust’s termination date.

At their meeting held on June 16, 2005, the Trustees declared a second quarter distribution of $2.40 per share, amounting to $3,600,000 payable July 29, 2005 to certificate holders of record at the close of business on June 30, 2005. The Trustees have now declared two quarterly distributions in 2005. The first, in the amount of $2.20 per share, was paid on April 29, 2005 to certificate holders of record on March 31, 2005; and the second, that being the current distribution. The first and second quarter 2004 distributions were $1.80 and $1.90 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2005 to certificate holders of record on September 30, 2005.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

At a hearing held on June 1, 2005, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 2004 were approved.

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

GREAT NORTHERN IRON ORE PROPERTIES

(Registrant)
Date	July 21, 2005	By	/s/ Joseph S. Micallef

Joseph S. Micallef, President of the Trustees and Chief Executive Officer
Date	July 21, 2005	By	/s/ Thomas A. Janochoski

Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer