Form 10-Q
period 2005-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2005-10-24
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 –

For the Period Ended September 30, 2005

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 –

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of beneficial interest outstanding on September 30, 2005:       1,500,000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	September 30 2005	December 31 2004

	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$875,296	$788,779
United States Treasury securities	6,146,588	4,788,363
Royalties receivable	3,869,319	2,834,944
Prepaid expenses	24,510	2,760

TOTAL CURRENT ASSETS	10,915,713	8,414,846

NONCURRENT ASSETS
United States Treasury securities	3,774,083	4,619,534
Prepaid pension expense	961,595	941,327

	4,735,678	5,560,861

PROPERTIES
Mineral and surface lands	38,691,707	38,587,307
Less allowances for depletion and amortization	34,446,880	34,289,965

	4,244,827	4,297,342
Building and equipment—at cost, less allowances for accumulated depreciation
(9/30/05 - $217,071; 12/31/04 - $214,287)	131,852	134,950

	4,376,679	4,432,292

	$20,028,070	$18,407,999

LIABILITIES AND BENEFICIARIES’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,456	$81,756
Distributions	4,200,000	3,600,000

TOTAL CURRENT LIABILITIES	4,321,456	3,681,756

NONCURRENT LIABILITIES	42,300	42,300

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000
shares of beneficial interest authorized and outstanding, and reversionary interest	15,664,314	14,683,943

	$20,028,070	$18,407,999

Note: The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30				Nine Months Ended September 30

	2005		2004		2005		2004

Revenues:
Royalties	$4,213,124		$3,525,075		$13,766,446		$10,977,491
Interest and other income	90,122		108,513		256,527		235,009

	4,303,246		3,633,588		14,022,973		11,212,500
Costs and expenses	621,939		526,232		1,942,602		1,680,536

NET INCOME	$3,681,307		$3,107,356		$12,080,371		$9,531,964

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.45		$2.07		$8.05		$6.35

Distributions declared per share	$2.80	(1)	$2.10	(2)	$7.40	(3)	$5.80	(4)
Distributions paid per share	$2.40	(5)	$1.90	(6)	$7.00	(7)	$5.40	(8)

(1)	$2.80	declared	9/9/2005
		payable	10/31/2005

(2)	$2.10	declared	9/17/2004
		paid	10/29/2004

(3)	$2.20	declared	3/18/2005	plus	$2.40	declared	6/16/2005	plus	$2.80	declared	9/9/2005
		paid	4/29/2005			paid	7/29/2005			payable	10/31/2005

(4)	$1.80	declared	3/15/2004	plus	$1.90	declared	6/14/2004	plus	$2.10	declared	9/17/2004
		paid	4/30/2004			paid	7/30/2004			paid	10/29/2004

(5)	$2.40	declared	6/16/2005
		paid	7/29/2005

(6)	$1.90	declared	6/14/2004
		paid	7/30/2004

(7)	$2.40	declared	12/20/2004	plus	$2.20	declared	3/18/2005	plus	$2.40	declared	6/16/2005
		paid	1/31/2005			paid	4/29/2005			paid	7/29/2005

(8)	$1.70	declared	12/19/2003	plus	$1.80	declared	3/15/2004	plus	$1.90	declared	6/14/2004
		paid	1/30/2004			paid	4/30/2004			paid	7/30/2004

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30

	2005	2004

Cash flows from operating activities:
Cash received from royalties and rents	$12,707,793	$10,114,465
Cash paid to suppliers and employees	-1,764,098	-1,615,662
Interest received	157,577	140,011

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,101,272	8,638,814

Cash flows from investing activities:
U.S. Treasury securities purchased	-3,741,342	-2,700,000
U.S. Treasury securities matured	3,247,396	2,725,000
Net expenditures for equipment	-20,809	-11,629

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-514,755	13,371

Cash flows from financing activities:
Distributions paid	-10,500,000	-8,100,000

NET CASH USED IN FINANCING ACTIVITIES	-10,500,000	-8,100,000

Net increase in cash and cash equivalents	86,517	552,185

Cash and cash equivalents at beginning of year	788,779	856,399

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$875,296	$1,408,584

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three and Nine Months ended September 30, 2005 and September 30, 2004

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

Note B – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Instrument and the cost of surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2005:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,817,965
Cumulative shipment credits	-1,421,561
Asset disposition credits	-57,950

Principal Charges account	$5,363,288

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost, a noncash item, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Service cost	$59,174	$29,356	$154,952	$88,069
Interest cost	75,919	52,599	206,810	157,797
Expected return on assets	-75,479	-75,805	-225,207	-227,414
Net amortization	46,643	1,441	100,883	4,323

Net periodic pension cost	$106,257	$7,591	$237,438	$22,775

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The recommended contribution to the plan for 2005 was $257,706, which contribution was made in August, 2005.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Nine Months ended September 30, 2005 and September 30, 2004

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

Results of Operations:

Royalties increased $2,788,955 and $688,049 during the nine months and three months ended September 30, 2005, respectively, as compared to the same periods in 2004, due mainly to an increase in minimum royalties and earned royalty rates because of escalation, offset in part by a decrease in tonnage mined from Trust lands.

Interest and other income increased $21,518 during the nine months ended September 30, 2005, as compared to the same period in 2004, due mainly to an improved yield on our funds held for investment, offset in part by reduced timber receipts. Interest and other income decreased $18,391 during the three months ended September 30, 2005, as compared to the same period last year, due mainly to reduced timber receipts, offset in part by an improved yield on our funds held for investment.

Costs and expenses increased $262,066 and $95,707 during the nine months and three months ended September 30, 2005, respectively, as compared to the same periods in 2004, due mainly to higher pension costs associated with funding the plan and expensing these costs by the Trust’s termination date.

At their meeting held on September 9, 2005, the Trustees declared a third quarter distribution of $2.80 per share, amounting to $4,200,000 payable October 31, 2005 to certificate holders of record at the close of business on September 30, 2005. The Trustees have now declared three quarterly distributions in 2005. The first, in the amount of $2.20 per share, was paid on April 29, 2005 to certificate holders of record on March 31, 2005; the second, in the amount of $2.40 per share, was paid on July 29, 2005 to certificate holders of record on June 30, 2005; and the third, that being the current distribution. The first, second and third quarter 2004 distributions were $1.80, $1.90 and $2.10 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2006 to certificate holders of record on December 30, 2005.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

By a letter dated September 1, 2005, certificate holders of record as of June 30, 2005, and the reversioner were notified of a Hearing on October 19, 2005, in Ramsey County Courthouse, Saint Paul, Minnesota, for the purpose of requesting increases in Trustee compensation. By Court Order signed and dated October 20, 2005, the Court granted the requested fee increase of $10,000 per annum for each Trustee (including the President), effective July 1, 2005, and, further, granted the requested potential bonus increase of $10,000 per annum for the President of the Trustees, effective for the year 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

GREAT NORTHERN IRON ORE PROPERTIES

(Registrant)
Date	October 24, 2005	By	/s/ Joseph S. Micallef

Joseph S. Micallef, President of the Trustees and Chief Executive Officer
Date	October 24, 2005	By	/s/ Thomas A. Janochoski

Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer