Form 10-K
period 2005-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2006-02-24
CIK 43410

Annual Report on Form 10-K

Great Northern Iron Ore Properties

December 31, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 1-701

GREAT NORTHERN IRON ORE PROPERTIES
(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota	55101-1361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code   651 / 224-2385

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Trustees’ Certificates of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act—None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).   Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer     ☐                  Accelerated filer     ☒                  Non-accelerated filer      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐     No   ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, that being June 30, 2005, the aggregate market value of the registrant’s certificates (shares) of beneficial interest held by non-affiliates of the registrant was $158,250,000 based on the closing sale price as reported on the New York Stock Exchange – Composite Inter-Market Trading System.

The number of certificates (shares) of beneficial interest outstanding as of the close of the period covered by this report:

Trustees’ Certificates of Beneficial Interest – 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2005, attached hereto as Exhibit 13, are incorporated by reference into Part II.

PART I

Item 1.	BUSINESS

The Registrant (“Trust” or “we” or “our” or “GNIOP”) owns interests in fee, both mineral and nonmineral lands, on the Mesabi Iron Range of Minnesota. The Registrant is a conventional trust organized under the laws of the State of Michigan pursuant to a Trust Agreement dated December 7, 1906. Because the Trust properties and offices are all located in Minnesota, the Trust is under the jurisdiction of the Ramsey County District Court in Saint Paul, Minnesota. Income is derived through royalties on iron ore minerals (principally taconite) taken from these properties by lessees. The Registrant is presently involved solely with the leasing and care of these properties. There have been no significant changes in these functions since the beginning of the fiscal year.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen persons named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. Accordingly, the Trust terminates twenty years from April 6, 1995.

At the end of the Trust, that being April 6, 2015, the certificates of beneficial interest (shares) in the Trust will cease to trade on the New York Stock Exchange and thereafter will represent only the right to receive certain distributions payable to the certificate holders of record at the time of the termination of the Trust. Upon termination, the Trust is obligated to distribute ratably to these certificate holders the net monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust), plus the balance in the Principal Charges account (this account is explained in the Trust’s Annual Report sent to all certificate holders every year). All other Trust property (most notably the Trust’s mineral properties) must be conveyed and transferred to the reversioner (currently Glacier Park Company, a wholly owned subsidiary of Burlington Resources, Inc.) under the terms of the Trust Agreement.

Item 1.	BUSINESS – Continued

We have previously provided information in our various Securities and Exchange Commission (SEC) filings, including our Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and properties) and the balance in the Principal Charges account, less any and all expenses and obligations of the Trust upon termination. To offer a hypothetical example, without factoring in any expenses and obligations of the Trust upon its termination, and using the financial statement values as of December 31, 2005, the net monies were approximately $10.5 million and the Principal Charges account balance was approximately $5.3 million, resulting in a final distribution payable of approximately $15.8 million, or about $10.53 per share. After payment of this final distribution, the certificates of beneficial interest (shares) would be cancelled and will have no further value. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years and will not be “final” until after the termination and wind-down of the Trust. We offer this example to further inform investors about the conceptual nature of the final distribution and do not imply or guarantee a specific known final distribution amount.

The raw materials essential to the business of the Registrant are the minerals contained in properties owned and leased by the Registrant. Because we lease our properties to mining interests that control the amount of ore production, we do not have direct control over the tonnage mined from our properties; we are solely involved with administering the leases on the properties. Since operating companies insist on freedom to move from property to property as mining requirements dictate, such changes in production cannot be precisely reduced to financial forecasts.

The Registrant owns mineral interests in 12,033 acres on the Mesabi Iron Formation, including approximately 7,443 acres which are wholly owned, 1,080 acres in which the Registrant is a tenant in common with a 91% interest, 3,350 acres in tenancy in common with a 50% interest and 160 acres in tenancy in common with other fractional interests. Of said total, 7,152 acres are under lease, and 4,881 acres are unleased.

The Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, our engineers estimate that the magnetic taconite under lease as of December 31, 2005, was equivalent to approximately 329,708,000 tons of pellets.

Item 1.	BUSINESS – Continued

Present leases provide for minimum royalties aggregating approximately $3,670,000 for the year 2006 even if no taconite is mined. This entire amount is attributable to long-term taconite leases.

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

There are other landowners on the Mesabi Iron Range, including mining companies and numerous other private fee owners. Accordingly, firm data on competitive conditions in the iron ore industry is not available. Iron ore is also available from a number of other sources. However, the generally close proximity of our lands to the mining facilities tends to provide a competitive advantage to the Trust. In addition, other typical competitive factors include royalty rates, quality and geological characteristics of the ore bodies available, production guarantees granted to the fee owners, minimum royalty provisions and other matters. The Registrant’s non-taconite shipments have ceased as a source of income because the ore deposits have, for practical purposes, been exhausted. The mining of taconite by lessees is the most important part of our business. Future development depends, to a large part, on the demand for taconite from our properties by mining companies.

The Registrant’s royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, minimum royalties collected and liquidation of minimum royalties collected. Following is a summary of shipments by lessee (operating facility) during 2005, 2004 and 2003:

	Tons Shipped
	2005	2004	2003
U.S. Steel Corporation – Minntac	5,335,518	4,958,405	6,153,688
Hibbing Taconite Company	2,715,470	3,782,956	3,538,467
U.S. Steel Corporation – Keetac	622,210	425,839	80,183

	8,673,198	9,167,200	9,772,338

Item 1.	BUSINESS – Continued

At December 31, 2005, the Registrant employed ten persons. We have been engaged in only one line of business, namely the leasing and maintenance of our mineral properties. Our business is not seasonal, but income depends upon production by mining companies which lease our properties. We have no operations in foreign countries and have no customers or lessees in foreign countries.

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

The Trustees provided annual income tax information in January 2006 to certificate holders of record with holdings on any of the four quarterly record dates during 2005. This information included a:

Substitute Form 1099-MISC – This form reported one’s 2005 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

Trust Supplemental Statement – This statement reported the number of units (shares) held on any of the four quarterly record dates in 2005.

Tax Return Guide – This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

The Registrant does not maintain a website and therefore we do not make available through a website the annual, quarterly and other reports that we file with the SEC. We will furnish to investors free of charge, upon request, a paper copy of the reports that we file with the SEC. We will also furnish to investors free of charge, upon request, a paper copy of the Trust’s Code of Ethics, which has been signed and affirmed by all employees, Trustees and officers of the Trust. To request any of these documents, please contact the Trust office.

Item 1.	BUSINESS – Continued

The following is a listing of the Registrant’s current leases:

Lease	Number of Leased Acres	GNIOP Interest	County Location	Term	Lessee Termination Provision
Bennett Annex	237	100%	St. Louis	1/1/1965 to 12/31/2039	1 year
Carmi-Campbell	1,597	100	St. Louis	7/1/1959 to 12/31/2010	1 year
Enterprise-Mississippi (incl. Miss. #3 & Sect. 18 mines)	776	100	St. Louis and Itasca	1/1/1961 to 12/31/2010	6 months
Hanna Taconite #1	40	100	Itasca	4/1/1962 to 12/31/2010	6 months
Gray Annex	40	50	St. Louis	1/1/1974 to 1/1/2049	1 year

Ontario 50%	1,397	50	St. Louis and Itasca	7/1/1978 to 12/31/2016	1 year
Ontario 100%	400	100	St. Louis and Itasca	7/1/1978 to 12/31/2016	1 year
Ontario #3	80	25	St. Louis	1/2/1993 to 12/31/2016	1 year
Mahoning	980	100	St. Louis and Itasca	1/1/1979 to 12/31/2026	1 year
Russell Annex/Theodore	200	50	Itasca	1/1/1966 to 12/31/2040	1 year

L & W/Leetonia	80	50	St. Louis	1/1/2005 to 12/31/2014	1 year
South Stevenson	180	100	St. Louis	4/1/1966 to 4/1/2041	1 year
Minntac	1,725	100	St. Louis	1/1/1959 to 12/31/2057	6 months
Atkins	160	91	St. Louis	8/1/1984 to 7/31/2009	6 months

Item 1A.	RISK FACTORS

Certain expectations and projections regarding future performance of the Registrant referenced in this report are forward-looking statements. These expectations and projections are based on currently available industry and financial data and may be subject to certain events and uncertainties beyond our control. We caution readers that in addition to factors described elsewhere in this report, the following factors and comments, among others, could cause our operations and financial results to differ materially from the expectations and projections contained in the forward-looking statements.

The Registrant is dependent on a limited number of customers.
Our lessees (customers) primarily include Minntac and Keewatin Taconite Company (“Keetac”), owned and operated by United States Steel Corporation, and Hibbing Taconite Company (“Hibtac”), owned by Mittal Steel USA, Cleveland Cliffs Inc. and Stelco, and operated by Cleveland Cliffs Inc. Because our revenues are primarily dependent upon a limited number of customers, there are associated inherent risks resulting therefrom. While the steel and taconite industries are generally having good years, any significant adverse event at any of our primary lessees, or the loss of any of our primary lessees, could materially adversely affect our future financial results.

The Registrant is subject to market forces beyond its control.
A decline in market demand for steel, and correspondingly taconite, could adversely affect our financial results. However, other related and sometimes compensating factors include our lessees’ operating levels, ore body quality, metallurgical and geological characteristics, proximity of our lands, extreme weather conditions and labor contracts at the mines. Though we are not a party to these labor contracts, all pertinent labor contracts affecting production from our lands have been ratified by the steelworkers and extend until mid-2008.

The Registrant’s royalty rates are typically tied to producer price indices.
Royalty rates can fluctuate due to the escalation and de-escalation of producer price indices as a result of provisions present in many of our leases. To the extent these indices decline (All Commodities or the Iron and Steel subgroup), royalty rates, and correspondingly royalty income, could be adversely affected. Conversely, higher producer price indices may increase royalty rates and royalty income.

Item 1A.	RISK FACTORS – Continued

The loss of grantor trust status would have adverse tax consequences.
Compliance with Section 646 of the Internal Revenue Code is integral to the level of distributions paid to the certificate holders. Should it be determined that we have violated the requirements of Section 646, the Trust would be taxed as a corporation versus a grantor trust. This would mean our income would be taxable upon our receipt and again upon receipt by the certificate holders. It is the Trustees’ opinion, based on independent tax firm reviews, that the Trust has remained in compliance with the provisions of Section 646 since its election in 1988.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Registrant owns interests in fee, both mineral and nonmineral lands, on the Mesabi Iron Range of Minnesota, most of which are leased to mining companies that extract taconite. A list of the leased properties is shown in table format in Item 1 above. The leases provide the lessees exclusive mining rights during the term of such leases. Taconite deposits are substantial. The properties have a reversionary interest as explained in Item 1 above.

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

By a letter dated March 9, 2005, certificate holders of record as of December 31, 2004, and the reversioner were notified of a Hearing on June 1, 2005, in Ramsey County Courthouse, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 2004. By Court Order signed and dated June 1, 2005, the 2004 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 3.	LEGAL PROCEEDINGS – Continued

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

Shares of Beneficial Interest, Market Prices and Distributions on page 8 of the Annual Report to Certificate Holders for the year ended December 31, 2005, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data (Summary of Operations) on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2005, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trustees’ & Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3, 4, 5 and 6 of the Annual Report to Certificate Holders for the year ended December 31, 2005, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant are included in the Annual Report to Certificate Holders for the year ended December 31, 2005, attached hereto as Exhibit 13, and are incorporated herein by reference:

Balance Sheets – December 31, 2005 and 2004.

Statements of Income – Years ended December 31, 2005, 2004 and 2003.

Statements of Beneficiaries’ Equity – Years ended December 31, 2005, 2004 and 2003.

Statements of Cash Flows – Years ended December 31, 2005, 2004 and 2003.

Notes to Financial Statements – December 31, 2005.

Quarterly Results of Operations on page 9 of the Annual Report to Certificate Holders for the year ended December 31, 2005, attached hereto as Exhibit 13, are incorporated herein by reference.

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

Management’s Report On Internal Control Over Financial Reporting on page 7 of the Annual Report to Certificate Holders for the year ended December 31, 2005, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 9A.	CONTROLS AND PROCEDURES – Continued

The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Management’s Report On Internal Control Over Financial Reporting on pages 21 and 22 of the Annual Report to Certificate Holders for the year ended December 31, 2005, attached hereto as Exhibit 13, is incorporated herein by reference.

There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees and officers whose terms of office are not fixed for a specified time:

Name and Position		Age	Years of Service in Position

Joseph S. Micallef	Trustee and President of the Trustees, Chief Executive Officer	72	29
Roger W. Staehle (1)	Independent Trustee	72	24
Robert A. Stein (2)	Independent Trustee	67	24
John H. Roe, III (3)	Independent Trustee	66	4
Thomas A. Janochoski	Vice President & Secretary, Chief Financial Officer	47	14

_________________
(1)	Roger W. Staehle is an independent member, pursuant to NYSE standards, of the Trust’s Audit Committee.
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

The Board of Trustees meets quarterly throughout the year. The principal occupations of the Trustees and officers during the last five years were as follows:

JOSEPH S. MICALLEF
President of the Trustees and Chief Executive Officer, Great Northern Iron Ore Properties.

ROGER W. STAEHLE
Adjunct Professor, Institute of Technology, University of Minnesota; Industrial Consultant.

ROBERT A. STEIN
Executive Director and Chief Operating Officer, American Bar Association.

JOHN H. ROE, III
Chairman of the Board, Bemis Company, Inc., Minneapolis, Minnesota until May 5, 2005.

THOMAS A. JANOCHOSKI
Vice President & Secretary, Chief Financial Officer, Great Northern Iron Ore Properties.

Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

There are no family relationships among any of the above persons.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation
CEO/President of the Trustees:
Joseph S. Micallef	2005	$155,000	$60,000	$—
	2004	150,000	50,000	—
	2003	150,000	50,000	—

CFO/Vice President & Secretary:
Thomas A. Janochoski	2005	$129,667	$6,000	$8,200
	2004	123,133	5,000	6,800
	2003	113,433	5,000	6,100

Item 11.	EXECUTIVE COMPENSATION – Continued

Chief Executive Officer (CEO)/President of the Trustees Compensation

The Trust Agreement (as modified by Court Orders, the last being effective July 1, 2005) provides for annual compensation to the CEO/President of the Trustees of $160,000 and, in addition, a sum equal to 1% of the excess of gross income of the Trust over $5,000,000 for that year until his total compensation shall reach $220,000. By Court Orders previous to 2005, annual compensation to the CEO/President of the Trustees for the years 2004 and 2003 was set at $150,000 and, in addition, a sum equal to 1% of the excess of gross income of the Trust over $5,000,000 for that year until his total compensation shall reach $200,000.

Trustee Compensation (Other Than the CEO/President of the Trustees)

The Trust Agreement (as modified by Court Orders, the last being effective July 1, 2005) provides for annual compensation to each Trustee (other than the CEO/President of the Trustees) of $60,000. By Court Orders previous to 2005, annual compensation to each Trustee (other than the CEO/President of the Trustees) for the years 2004 and 2003 was set at $50,000.

Because the compensation of the Trustees and CEO/President of the Trustees is established by the Trust Agreement (as modified by Court Orders), there is no compensation committee for the Trustees and, accordingly, there is no Trustee compensation committee report pertaining to their compensation, nor is there a performance graph generated to link total return to executive compensation. There are no other arrangements pursuant to which any Trustee was compensated for any services provided as a Trustee, including that of committee participation or special assignment. There are no options, stock appreciation rights, long-term performance-based incentive plans or retirement benefits applicable to any of the Trustees (including the CEO/President of the Trustees) and, accordingly, disclosure tables with respect to such items have been omitted.

Executive Officer Compensation of the Chief Financial Officer (CFO)/Vice President & Secretary

The Board of Trustees, as a whole, determines compensation of executive officers (other than the CEO/President of the Trustees). No compensation committee report exists, as the Trust Agreement empowers and grants the Trustees authority to establish salaries for all employees of the Trust. The Trustees base employee salary compensation on market data obtained from time to time, as deemed necessary. The CFO’s Bonus compensation is based on 10% of the CEO/President’s Bonus compensation. All Other Compensation of the CFO represents an accrual and interest earnings established in a deferred compensation plan.

Item 11.	EXECUTIVE COMPENSATION – Continued

The following table shows the CFO’s estimated annual pension benefit payable upon retirement at various years of vested service as indicated:

Pension Plan Table

Average Annual Salary for Highest 60 Months of Consecutive Service	Estimated Annual Pension Benefit Payable for Years of Vested Service Indicated
	15	20	25
$110,000	$37,100	$49,500	$82,500
120,000	40,500	54,000	90,000
130,000	43,900	58,500	97,500
140,000	47,300	63,000	105,000
150,000	50,600	67,500	112,500
160,000	54,000	72,000	120,000
170,000	57,400	76,500	127,500
180,000	60,800	81,000	135,000
190,000	64,100	85,500	142,500

The CFO’s estimated annual pension benefit payable upon retirement from the Trust’s defined benefit Pension Plan is based on the highest 60 consecutive months average annual salary as disclosed in the Summary Compensation Table above, the years of vested service, a straight-life annuity and no offsets or deductions. The CFO is presently entitled to 16 years of vested service as of December 31, 2005. Upon the Trust termination on April 6, 2015, the CFO would be entitled to 25 years of vested service.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	The only authorized securities of the Registrant are Trustees’ Certificates of Beneficial Interest. These securities are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102). The holders of these securities do not have voting rights. There were no entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2005.

(b)	There were no securities owned by the Trustees or officers as of December 31, 2005.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

All audit and non-audit services (printing and reproduction services) were preapproved by the Audit Committee. Estimated fees in 2005 for the annual audit services are $67,700, for audited-related services are $1,300, for tax services are $0 and for all other services are $2,750. Fees paid in 2004 for the annual audit services were $79,250, for audit-related services were $1,300, for tax services were $0 and for all other services were $2,750.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following financial statements of Great Northern Iron Ore Properties are included in the Registrant’s Annual Report to Certificate Holders for the year ended December 31, 2005, attached hereto as Exhibit 13, and are incorporated by reference in Item 8:

Balance Sheets – December 31, 2005 and 2004.

Statements of Income – Years ended December 31, 2005, 2004 and 2003.

Statements of Beneficiaries’ Equity – Years ended December 31, 2005, 2004 and 2003.

Statements of Cash Flows – Years ended December 31, 2005, 2004 and 2003.

Notes to Financial Statements – December 31, 2005.

(2)	All Item 15(c) schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Listing of Exhibits – See the “Exhibit Index” immediately following the signature page.

(b)	Exhibits – The response to this portion of Item 15 is set forth above in Item 15(a)(3) of this report.

(c)	Financial Statement Schedules – The response to this portion of Item 15 is set forth above in Item 15(a)(2) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

/s/ Joseph S. Micallef	February 16, 2006

Joseph S. Micallef, Chief Executive Officer, Trustee and President of the Trustees	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger W. Staehle	February 16, 2006

Roger W. Staehle, Trustee	Date

/s/ Robert A. Stein	February 16, 2006

Robert A. Stein, Trustee	Date

/s/ John H. Roe, III	February 16, 2006

John H. Roe, III, Trustee	Date

/s/ Thomas A. Janochoski	February 16, 2006

Thomas A. Janochoski, Vice President &	Date
Secretary, Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2005

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota 55101-1361

Exhibit 3 – Copy of Trust Agreement and Rules and Regulations for Management of the Trust (filed as Exhibit A to Form 11 of Great Northern Iron Ore Properties filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

Exhibit 4 – Specimen of Securities Registered Hereunder (filed as Exhibit E to Form 11 of Great Northern Iron Ore Properties filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

Exhibit 10 – Court Order on Trustee Compensation dated October 20, 2005

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