Form 10-Q
period 2006-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2006-04-25
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 –

For the Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☒    No  ☐

Large accelerated filer    ☐            Accelerated filer    ☒            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of beneficial interest outstanding on March 31, 2006:       1,500,000

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	March 31 2006	December 31 2005
	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$816,401	$774,916
United States Treasury securities	5,778,639	6,209,745
Royalties receivable	3,374,029	3,881,737
Prepaid expenses	51,783	2,110

TOTAL CURRENT ASSETS	10,020,852	10,868,508

NONCURRENT ASSETS
United States Treasury securities	2,881,145	3,391,684
Prepaid pension expense	751,234	855,340

	3,632,379	4,247,024

PROPERTIES
Mineral and surface lands	38,691,707	38,691,707
Less allowances for depletion and amortization	34,554,310	34,499,185

	4,137,397	4,192,522
Building and equipment—at cost, less
allowances for accumulated depreciation
(3/31/06 – $201,996; 12/31/05 – $223,654)	161,511	147,465

	4,298,908	4,339,987

	$17,952,139	$19,455,519

LIABILITIES AND BENEFICIARIES’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$113,256	$90,156
Distributions	3,000,000	4,500,000

TOTAL CURRENT LIABILITIES	3,113,256	4,590,156

NONCURRENT LIABILITIES	60,800	60,800

BENEFICIARIES’ EQUITY, including certificate
holders’ equity, represented by 1,500,000
shares of beneficial interest authorized
and outstanding, and reversionary interest	14,778,083	14,804,563

	$17,952,139	$19,455,519

Note:   The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31
	2006		2005
Revenues:
Royalties	$3,592,604		$4,295,723
Interest and other income	118,449		95,200

	3,711,053		4,390,923
Costs and expenses	737,533		645,752

NET INCOME	$2,973,520		$3,745,171

Weighted-average shares outstanding	1,500,000		1,500,000

BASIC AND DILUTED EARNINGS PER SHARE	$1.98		$2.50

Distributions declared per share	$2.00	(1)	$2.20	(3)
Distributions paid per share	$3.00	(2)	$2.40	(4)

(1)	$2.00 declared	3/20/2006
	payable	4/28/2006

(2)	$3.00 declared	12/16/2005
	paid	1/31/2006

(3)	$2.20 declared	3/18/2005
	paid	4/29/2005

(4)	$2.40 declared	12/20/2004
	paid	1/31/2005

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2006	2005
Cash flows from operating activities:
Cash received from royalties and rents	$4,139,876	$3,216,790
Cash paid to suppliers and employees	-595,281	-588,538
Interest received	104,546	45,858

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,649,141	2,674,110

Cash flows from investing activities:
United States Treasury securities purchased	-1,300,000	-1,800,000
United States Treasury securities matured	2,215,984	2,497,396
Net expenditures for building and equipment	-23,640	-800

NET CASH PROVIDED BY INVESTING ACTIVITIES	892,344	696,596

Cash flows from financing activities:
Distributions paid	-4,500,000	-3,600,000

NET CASH USED IN FINANCING ACTIVITIES	-4,500,000	-3,600,000

Net increase (decrease) in cash and cash equivalents	41,485	-229,294

Cash and cash equivalents at beginning of year	774,916	788,779

CASH AND CASH EQUIVALENTS AT MARCH 31	$816,401	$559,485

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three Months ended March 31, 2006 and March 31, 2005

Note A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2005.

Note B – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2006:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,817,965
Cumulative shipment credits	-1,487,072
Asset disposition credits	-57,950

Principal Charges account	$5,297,777

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost for the three months ended March 31 is as follows:

	2006	2005
Service cost	$58,881	$36,604
Interest cost	77,400	54,973
Expected return on assets	-78,095	-74,248
Net amortization	45,920	7,597

Net periodic pension cost	$104,106	$24,926

The Trust had previously disclosed in its Annual Report as of December 31, 2005, that the next contribution to the plan for 2006 is estimated to approximate $260,000, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year-end, March 31. No additional updated information is available at this time.

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2006 and March 31, 2005

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

We have previously provided information in our various Securities and Exchange Commission filings, including our Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and properties) and the balance in the Principal Charges account, less any and all expenses and obligations of the Trust upon termination. To offer a hypothetical example, without factoring in any expenses and obligations of the Trust upon its termination, and using the financial statement values as of December 31, 2005, the net monies were approximately $10.5 million and the Principal Charges account balance was approximately $5.3 million, resulting in a final distribution payable of approximately $15.8 million, or about $10.53 per share. After payment of this final distribution, the certificates of beneficial interest (shares) would be cancelled and will have no further value. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years and will not be “final” until after the termination and wind-down of the Trust. We offer this example to further inform investors about the conceptual nature of the final distribution and do not imply or guarantee a specific known final distribution amount.

Results of Operations:

Royalties decreased $703,119 during the three months ended March 31, 2006, as compared to the same period in 2005, due mainly to an overall lower average earned royalty rate, the result of which was caused by our lessees mining more from our partial fee interest lands.

Interest and other income increased $23,249 during the three months ended March 31, 2006, as compared to the same period in 2005, due mainly to an improved yield on the Trust’s investments.

Costs and expenses increased $91,781 during the three months ended March 31, 2006, as compared to the same period in 2005, due mainly to increased pension costs associated with funding the plan and expensing these costs by the Trust’s termination date.

At their meeting held on March 20, 2006, the Trustees declared a distribution of $2.00 per share, amounting to $3,000,000 payable April 28, 2006, to certificate holders of record at the close of business on March 31, 2006. At their meeting held on March 18, 2005, the Trustees declared a distribution of $2.20 per share, amounting to $3,300,000 paid on April 29, 2005, to certificate holders of record at the close of business on March 31, 2005. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2006 to certificate holders of record on June 30, 2006.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

        – None

Item 1A.   Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2005 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        – None

Item 3.   Defaults Upon Senior Securities

        – None

Item 4.   Submission of Matters to a Vote of Certificate Holders

        – None

Item 5.   Other Information

        – None

Item 6.   Exhibits

        – Exhibit 31.1 –    Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
        – Exhibit 31.2 –    Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
        – Exhibit 32 –       Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                       (Furnished but not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES

(Registrant)
Date	April 25, 2006	By	/s/ Joseph S. Micallef

Joseph S. Micallef, President of the Trustees and Chief Executive Officer
Date	April 25, 2006	By	/s/ Thomas A. Janochoski

Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer