Form 10-Q
period 2006-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2006-07-25
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 -
For the Period Ended June 30, 2006

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 -
For the Transition Period From ______________ to ______________

Commission file number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Number of shares of beneficial interest outstanding on June 30, 2006:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
 GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30 2006	December 31 2005

	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$775,148	$774,916
United States Treasury securities	5,285,204	6,209,745
Royalties receivable	3,794,905	3,881,737
Prepaid expenses	37,828	2,110

TOTAL CURRENT ASSETS	9,893,085	10,868,508

NONCURRENT ASSETS
United States Treasury securities	3,569,744	3,391,684
Prepaid pension expense	647,128	855,340

	4,216,872	4,247,024

PROPERTIES
Mineral and surface lands	38,691,707	38,691,707
Less allowances for depletion and amortization	34,609,435	34,499,185

	4,082,272	4,192,522
Building and equipment—at cost, less
allowances for accumulated depreciation
(6/30/06 - $211,359; 12/31/05 - $223,654)	152,148	147,465

	4,234,420	4,339,987

	$18,344,377	$19,455,519

LIABILITIES AND BENEFICIARIES’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,827	$90,156
Distributions	3,300,000	4,500,000

TOTAL CURRENT LIABILITIES	3,381,827	4,590,156

NONCURRENT LIABILITIES	60,800	60,800

BENEFICIARIES’ EQUITY, including certificate
holders’ equity, represented by 1,500,000
shares of beneficial interest authorized
and outstanding, and reversionary interest	14,901,750	14,804,563

	$18,344,377	$19,455,519

Note: The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30				Six Months Ended June 30

	2006		2005		2006		2005

Revenues:
Royalties	$4,011,203		$5,257,599		$7,603,807		$9,553,322
Interest and other income	97,759		71,205		216,208		166,405

	4,108,962		5,328,804		7,820,015		9,719,727
Costs and expenses	685,295		674,911		1,422,828		1,320,663

NET INCOME	$3,423,667		$4,653,893		$6,397,187		$8,399,064

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.28		$3.10		$4.26		$5.60

Distributions declared per share	$2.20	(1)	$2.40	(2)	$4.20	(3)	$4.60	(4)

(1)	$2.20	declared	6/12/2006
		payable	7/31/2006

(2)	$2.40	declared	6/16/2005
		paid	7/29/2005

(3)	$2.00	declared	3/20/2006	plus	$2.20	declared	6/12/2006
		paid	4/28/2006			payable	7/31/2006

(4)	$2.20	declared	3/18/2005	plus	$2.40	declared	6/16/2005
		paid	4/29/2005			paid	7/29/2005

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

	2006	2005

Cash flows from operating activities:
Cash received from royalties and rents	$7,742,834	$7,384,569
Cash paid to suppliers and employees	-1,129,456	-1,087,927
Interest received	194,510	98,862

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,807,888	6,395,504

Cash flows from investing activities:
U.S. Treasury securities purchased	-2,950,000	-2,750,000
U.S. Treasury securities matured	3,665,984	3,247,396
Net expenditures for equipment	-23,640	-8,375

NET CASH PROVIDED BY INVESTING ACTIVITIES	692,344	489,021

Cash flows from financing activities:
Distributions paid	-7,500,000	-6,900,000

NET CASH USED IN FINANCING ACTIVITIES	-7,500,000	-6,900,000

Net increase (decrease) in cash and cash equivalents	232	-15,475

Cash and cash equivalents at beginning of year	774,916	788,779

CASH AND CASH EQUIVALENTS AT JUNE 30	$775,148	$773,304

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Six Months ended June 30, 2006 and June 30, 2005

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

Note B – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2006:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,817,965
Cumulative shipment credits	–1,514,474
Asset disposition credits	–57,950

Principal Charges account	$5,270,375

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service cost	$58,882	$59,174	$117,763	$95,778
Interest cost	77,400	75,918	154,800	130,891
Expected return on assets	–78,095	–75,480	–156,190	–149,728
Net amortization	45,919	46,643	91,839	54,240
Net periodic pension cost	$104,106	$106,255	$208,212	$131,181

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The recommended contribution to the plan for 2006 is $290,024, which contribution is scheduled to be made in August, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Six Months ended June 30, 2006 and June 30, 2005

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

Results of Operations:

Royalties decreased $1,949,515 and $1,246,396 during the six months and three months ended June 30, 2006, respectively, as compared to the same periods in 2005, due mainly to an overall lower average earned royalty rate, the result of which was caused by our lessees mining more from our partial fee interest lands with lower effective royalty rates, and a decrease in tonnage mined from Trust lands.

Interest and other income increased $49,803 and $26,554 during the six months and three months ended June 30, 2006, respectively, as compared to the same periods in 2005, due mainly to improved yields on our funds held for investment.

Costs and expenses increased $102,165 and $10,384 during the six months and three months ended June 30, 2006, respectively, as compared to the same periods in 2005, due mainly to higher pension costs associated with funding the plan and expensing these costs by the Trust’s termination date, and slightly higher estimated real estate taxes on Trust lands.

At their meeting held on June 12, 2006, the Trustees declared a second quarter distribution of $2.20 per share, amounting to $3,300,000 payable July 31, 2006 to certificate holders of record at the close of business on June 30, 2006. The Trustees have now declared two quarterly distributions in 2006. The first, in the amount of $2.00 per share, was paid on April 28, 2006 to certificate holders of record on March 31, 2006; and the second, that being the current distribution. The first and second quarter 2005 distributions were $2.20 and $2.40 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2006 to certificate holders of record on September 29, 2006.

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

- None

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At a hearing held on May 3, 2006, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 2005 were approved.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3. Defaults Upon Senior Securities

- None

Item 4. Submission of Matters to a Vote of Certificate Holders

- None

Item 5. Other Information

- None

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

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	July 25, 2006	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	July 25, 2006	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer