Form 10-Q
period 2006-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2006-10-24
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 -
For the Period Ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Number of shares of beneficial interest outstanding on September 30, 2006:	1,500,000

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	September 30 2006	December 31 2005
	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$821,464	$774,916
United States Treasury securities	5,309,942	6,209,745
Royalties receivable	4,078,096	3,881,737
Prepaid expenses	23,874	2,110

TOTAL CURRENT ASSETS	10,233,376	10,868,508

NONCURRENT ASSETS
United States Treasury securities	3,598,540	3,391,684
Prepaid pension expense	833,046	855,340

	4,431,586	4,247,024

PROPERTIES
Mineral and surface lands	38,691,707	38,691,707
Less allowances for depletion and amortization	34,664,560	34,499,185

	4,027,147	4,192,522

Building and equipment—at cost, less
allowances for accumulated depreciation
(9/30/06 – $215,402; 12/31/05 – $223,654)	143,441	147,465

	4,170,588	4,339,987

	$18,835,550	$19,455,519

LIABILITIES AND BENEFICIARIES’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$139,775	$90,156
Distributions	4,200,000	4,500,000

TOTAL CURRENT LIABILITIES	4,339,775	4,590,156

NONCURRENT LIABILITIES	60,800	60,800

BENEFICIARIES’ EQUITY, including certificate
holders’ equity, represented by 1,500,000
shares of beneficial interest authorized
and outstanding, and reversionary interest	14,434,975	14,804,563

	$18,835,550	$19,455,519

Note:   The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30				Nine Months Ended September 30
	2006		2005		2006		2005
Revenues:
Royalties	$4,298,949		$4,213,124		$11,902,756		$13,766,446
Interest and other income	112,421		90,122		328,629		256,527

	4,411,370		4,303,246		12,231,385		14,022,973
Costs and expenses	678,145		621,939		2,100,973		1,942,602

NET INCOME	$3,733,225		$3,681,307		$10,130,412		$12,080,371

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.49		$2.45		$6.75		$8.05

Distributions declared per share	$2.80	(1)	$2.80	(2)	$7.00	(3)	$7.40	(4)

(1)	$2.80	declared	9/11/2006
		payable	10/31/2006

(2)	$2.80	declared	9/9/2005
		paid	10/31/2005

(3)	$2.00	declared	3/20/2006	plus	$2.20	declared	6/12/2006	plus	$2.80	declared	9/11/2006
		paid	4/28/2006			paid	7/31/2006			payable	10/31/2006

(4)	$2.20	declared	3/18/2005	plus	$2.40	declared	6/16/2005	plus	$2.80	declared	9/9/2005
		paid	4/29/2005			paid	7/29/2005			paid	10/31/2005

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2006	2005
Cash flows from operating activities:
Cash received from royalties and rents	$11,775,208	$12,707,793
Cash paid to suppliers and employees	-1,857,785	-1,764,098
Interest received	236,781	157,577

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,154,204	11,101,272

Cash flows from investing activities:
U.S. Treasury securities purchased	-3,850,000	-3,741,342
U.S. Treasury securities matured	4,565,984	3,247,396
Net expenditures for building and equipment	-23,640	-20,809

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	692,344	-514,755

Cash flows from financing activities:
Distributions paid	-10,800,000	-10,500,000

NET CASH USED IN FINANCING ACTIVITIES	-10,800,000	-10,500,000

Net increase in cash and cash equivalents	46,548	86,517

Cash and cash equivalents at beginning of year	774,916	788,779

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$821,464	$875,296

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Nine Months ended September 30, 2006 and September 30, 2005

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

Note B – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2006:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,817,965
Cumulative shipment credits	-1,547,578
Asset disposition credits	-57,950

Principal Charges account	$5,237,271

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	>Three Months Ended September 30		>Nine Months Ended September 30
	>2006	>2005	>2006	>2005
Service cost	$58,881	$59,174	$176,644	$154,952
Interest cost	77,400	75,919	232,200	206,810
Expected return on assets	-78,094	-75,479	-234,284	-225,207
Net amortization	45,919	46,643	137,758	100,883

Net periodic pension cost	$104,106	$106,257	$312,318	$237,438

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The recommended contribution to the plan for 2006 was $290,024, which contribution was made in August, 2006.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Nine Months ended September 30, 2006 and September 30, 2005

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

Results of Operations:

Royalties decreased $1,863,690 during the nine months ended September 30, 2006, as compared to the same period in 2005, due mainly to an overall lower average earned royalty rate during the nine month period, the result of which was caused by our lessees mining more from our partial fee interest lands with lower effective royalty rates. Royalties increased $85,825 during the three months ended September 30, 2006, as compared to the same period in 2005, due mainly to overall increased tonnage mined from Trust lands during the quarter.

Interest and other income increased $72,102 and $22,299 during the nine months and three months ended September 30, 2006, respectively, as compared to the same periods in 2005, due mainly to improved yields on our funds held for investment.

Costs and expenses increased $158,371 and $56,206 during the nine months and three months ended September 30, 2006, respectively, as compared to the same periods in 2005, due mainly to higher pension costs incurred during the year associated with funding the plan and expensing these costs by the Trust’s termination date, as well as higher Trustee fee compensation pursuant to the Court Order approved on October 20, 2005.

At their meeting held on September 11, 2006, the Trustees declared a third quarter distribution of $2.80 per share, amounting to $4,200,000 payable October 31, 2006 to certificate holders of record at the close of business on September 29, 2006. The Trustees have now declared three quarterly distributions in 2006. The first, in the amount of $2.00 per share, was paid on April 28, 2006 to certificate holders of record on March 31, 2006; the second, in the amount of $2.20 per share, was paid on July 31, 2006 to certificate holders of record on June 30, 2006; and the third, that being the current distribution. The first, second and third quarter 2005 distributions were $2.20, $2.40 and $2.80 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2007 to certificate holders of record on December 29, 2006.

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

Recent Accounting Pronouncements:

During September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Adoption of the new Statement for public companies is required for years ending after December 15, 2006. Hence, the Statement will be adopted by the Trust for its year ending December 31, 2006.

The Statement requires employers with pension plans to recognize the funded status of a plan on the face of the Balance Sheet versus in the footnotes. The funded status is determined by comparing the plan assets at fair value to the projected (future) benefit obligation as of the company’s fiscal year-end.

It is anticipated that adoption of the new Statement will eliminate the Trust’s asset account “Prepaid Pension Expense” and set up a “Liability for Pension Benefits” account. Although 2006 financial pension information is not yet available, had the Statement been effective last year, it would have resulted in a Liability for Pension Benefits of approximately $1.3 million and a reduction in Beneficiaries’ Equity of approximately $2.2 million under the caption “Other Comprehensive Income.” No Income Statement impact is anticipated.

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

- None

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

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	October 24, 2006	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	October 24, 2006	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer