Form 10-K
period 2006-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2007-02-23
CIK 43410

Annual Report on Form 10-K

Great Northern Iron Ore Properties

December 31, 2006

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File Number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code  651 / 224-2385

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Trustees’ Certificates of Beneficial Interest	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, that being June 30, 2006, the aggregate market value of the registrant’s certificates (shares) of beneficial interest held by non-affiliates of the registrant was $166,665,000 based on the closing sale price as reported on the New York Stock Exchange – Composite Inter-Market Trading System.

The number of certificates (shares) of beneficial interest outstanding as of the close of the period covered by this report:

Trustees’ Certificates of Beneficial Interest – 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2006, attached hereto as Exhibit 13, are incorporated by reference into Part II.

PART I

Item 1.	BUSINESS

The Registrant (“Trust” or “we” or “our” or “GNIOP”) owns interests in fee, both mineral and nonmineral lands, on the Mesabi Iron Range in northeastern Minnesota. The Registrant is a conventional trust organized under the laws of the State of Michigan pursuant to a Trust Agreement dated December 7, 1906. Because the Trust properties and offices are all located in Minnesota, the Trust is under the jurisdiction of the Ramsey County District Court in Saint Paul, Minnesota. Income is primarily derived from royalties on iron ore minerals (taconite) mined by our lessees from these properties and minimum royalties. The Registrant is presently involved solely with the leasing and care of these properties. There have been no significant changes in these functions since the beginning of the fiscal year.

The terms of the Great Northern Iron Ore Properties Trust Agreement, created December 7, 1906, state that the Trust shall continue for twenty years after the death of the last surviving of eighteen persons named in the Trust Agreement. The last survivor of these eighteen named in the Trust Agreement died April 6, 1995. Accordingly, the Trust terminates twenty years from April 6, 1995.

At the end of the Trust, that being April 6, 2015, the certificates of beneficial interest (shares) in the Trust will cease to trade on the New York Stock Exchange and thereafter will represent only the right to receive certain distributions payable to the certificate holders of record at the time of the termination of the Trust. Upon termination, the Trust is obligated to distribute ratably to these certificate holders the net monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust), plus the balance in the Principal Charges account (this account is explained in the Trust’s Annual Report sent to all certificate holders every year). All other Trust property (most notably the Trust’s mineral properties) must be conveyed and transferred to the reversioner (currently Glacier Park Company, a wholly owned subsidiary of ConocoPhillips) under the terms of the Trust Agreement.

Item 1.	BUSINESS – Continued

We have previously provided information in our various Securities and Exchange Commission filings, including our Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and properties) and the balance in the Principal Charges account, less any and all expenses and obligations of the Trust upon termination. To offer a hypothetical example, without factoring in any expenses and obligations of the Trust upon its termination, and using the financial statement values as of December 31, 2006, the net monies were approximately $8.0 million and the Principal Charges account balance was approximately $5.2 million, resulting in a final distribution payable of approximately $13.2 million, or about $8.80 per share. After payment of this final distribution, the certificates of beneficial interest (shares) would be cancelled and will have no further value. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years and will not be “final” until after the termination and wind-down of the Trust. We offer this example to further inform investors about the conceptual nature of the final distribution and do not imply or guarantee a specific known final distribution amount.

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

Although the Registrant owns in excess of 67,000 acres in varied fee (surface and/or mineral) and ownership percentage interests in northeastern Minnesota, our mineral interests on the Mesabi Iron Formation represent 12,033 acres, including approximately 7,443 acres which are wholly owned, 1,080 acres in which the Registrant is a tenant in common with a 91% interest, 3,350 acres in tenancy in common with a 50% interest and 160 acres in tenancy in common with other fractional interests. Of said mineral interest total, 9,215 acres are under lease and 2,818 acres are unleased.

None of the Registrant’s leases provide for any right of renewal by the lessees upon expiration, even though unmined minerals might remain. Any extension of any such terminating lease would have to be negotiated in the same manner as unleased properties.

Item 1.	BUSINESS – Continued

The Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, our engineers estimate that the proven and probable ore reserves of magnetic taconite under lease as of December 31, 2006, were equivalent to approximately 374,358,000 tons of pellets. These ore reserves are developed from exploration drilling (diamond drilling) analyses performed by our lessees (steel and mining companies), with our interaction and assistance, though they have never been audited by any external party as this is not a customary practice. Although the ore reserves generally are adjusted downward each year for taconite pellet shipments, they also may increase due to new leases entered into and/or amendments to existing leases. In addition, reserve adjustments (positive or negative) are made from time to time when additional diamond drilling results in adjustments to the estimates. (See table of current leases within this “Item 1. Business” section for additional reserve information.)

Present leases provide for minimum royalties aggregating approximately $3,835,000 for the year 2007 even if no taconite is mined. This entire amount is attributable to long-term taconite leases.

All leases granted by the Registrant, except some covering remnants of natural ore, have provisions for escalation of royalty rates. Most of the taconite royalty rates are escalated on the basis of the price of pellets, the iron content, the Producers Price Index (PPI) (All Commodities), the PPI (Iron and Steel subgroup) or certain combinations of the above.

There are other landowners on the Mesabi Iron Range, including mining companies and numerous other private fee owners. Accordingly, firm data on competitive conditions in the iron ore industry is not available. Iron ore is also available from a number of other sources. However, the generally close proximity of our lands to the mining facilities tends to provide a competitive advantage to the Trust. In addition, other typical competitive factors include royalty rates, quality and geological characteristics of the ore bodies available, production guarantees granted to the fee owners, minimum royalty provisions and other matters. The Registrant’s non-taconite shipments have presently ceased as a source of income. The mining of taconite by lessees is the most important part of our present business. Future development depends, to a large part, on the demand for taconite from our properties by steel and mining companies.

Item 1.	BUSINESS – Continued

The Registrant’s royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, minimum royalties collected and liquidation of minimum royalties collected. Following is a summary of shipments by lessee (operating facility) during 2006, 2005 and 2004:

	Tons Shipped
	2006	2005	2004

U.S. Steel Corporation – Minntac	4,700,864	5,335,518	4,958,405
Hibbing Taconite Company	3,293,199	2,715,470	3,782,956
U.S. Steel Corporation – Keetac	857,856	622,210	425,839
	8,851,919	8,673,198	9,167,200

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

The Trustees provided annual income tax information in January 2007 to certificate holders of record with holdings on any of the four quarterly record dates during 2006. This information included the following:

•

Substitute Form 1099-MISC – This form reported the certificate holder’s 2006 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042S.)

•	Trust Supplemental Statement – This statement reported the number of units (shares) held by the certificate holder on any of the four quarterly record dates in 2006.

•	Tax Return Guide – This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

Item 1.	BUSINESS – Continued

At December 31, 2006, the Registrant employed ten persons. We have been engaged in only one line of business, namely the leasing and maintenance of our mineral properties. Our business is not seasonal, but income primarily depends upon production by the steel and mining companies which lease our properties. We have no operations in foreign countries and have no customers or lessees in foreign countries.

The Registrant does not maintain a website and therefore we do not make available through a website the annual, quarterly and other reports that we file with the Securities and Exchange Commission. We will furnish to investors free of charge, upon request, a paper copy of the reports that we file with the Securities and Exchange Commission. We will also furnish to investors free of charge, upon request, a paper copy of the Trust’s Code of Ethics, which has been signed and affirmed by all employees, Trustees and officers of the Trust. To request any of these documents, please contact the Trust office.

The table on the following page is a listing of the Registrant’s current leases, all located on the Mesabi Iron Range in northeastern Minnesota near the cities of Hibbing and Virginia. The following footnotes pertain to said table:

(a)	Operator of lease is as follows: (1) U.S. Steel Corporation – Minntac; (2) U.S. Steel Corporation – Keetac; (3) Hibbing Taconite Company; (4) Minnesota Steel Industries LLC.

(b)	Represents leased mineral acres on iron formation.

(c)	Represents other leased surface acres on or off iron formation and/or mineral acres off iron formation.

(d)	Represents proven and probable magnetic taconite reserves in pellet tons (rounded to the nearest thousand) remaining as of the end of the fiscal year.

(e)	Lessee termination provision is as follows: (1) 1 year; (2) 6 months.

Item 1.	BUSINESS – Continued

Table of Registrant’s current leases:

Lease (a)	Mineral Acres (b)	Other Acres (c)	Total Number of Leased Acres	Magnetic Ore Reserves in Pellet Tons (000) (d)	GNIOP Interest	County Location	Term (e)

Bennett Annex (2)	237	—	237	—	100%	St. Louis	1/1/1965 to 12/31/2039	(1)
Carmi-Campbell (2)	1,417	180	1,597	22,549	100	St. Louis	7/1/1959 to 12/31/2010	(1)
Enterprise-Mississippi (incl. Miss. #3 & Section 18) (2)	696	80	776	15,677	100	St. Louis and Itasca	1/1/1961 to 12/31/2010	(2)
Hanna Taconite #1 (2)	40	—	40	—	100	Itasca	4/1/1962 to 12/31/2010	(2)
Gray Annex (3)	40	—	40	—	50	St. Louis	1/1/1974 to 1/1/2049	(1)

Ontario 50% (3)	1,317	80	1,397	23,139	50	St. Louis and Itasca	7/1/1978 to 12/31/2016	(1)
Ontario 100% (incl. Stevenson Townsite) (3)	280	120	400	15,625	100	St. Louis and Itasca	7/1/1978 to 12/31/2016	(1)
Ontario #3 (3)	40	40	80	457	25	St. Louis	1/2/1993 to 12/31/2016	(1)
Mahoning (3)	940	40	980	38,449	100	St. Louis and Itasca	1/1/1979 to 12/31/2026	(1)
Russell Annex/Theodore (2)	200	—	200	1,106	50	Itasca	1/1/1966 to 12/31/2040	(1)

L&W/Leetonia (3)	80	—	80	3,554	50/~51	St. Louis	1/1/2005 to 12/31/2014	(1)
South Stevenson (2)	180	—	180	17,637	100	St. Louis	4/1/1966 to 4/1/2041	(1)
Minntac (1)	1,525	200	1,725	171,149	100	St. Louis	1/1/1959 to 12/31/2057	(2)
Atkins (1)	160	—	160	15,296	~91	St. Louis	8/1/1984 to 7/31/2009	(2)
MSI 100% (4)	990	877	1,867	20,466	100	Itasca	11/29/2006 to 12/31/2036	(2)

MSI BLGN (4)	1,073	—	1,073	29,254	50	Itasca	11/29/2006 to 12/31/2036	(2)
MSI 50% (4)	—	80	80	—	50	Itasca	11/29/2006 to 12/31/2036	(2)

Totals:	9,215	1,697	10,912	374,358

Item 1A.	RISK FACTORS

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

Our lessees (customers) primarily include Minntac (“Minntac”) and Keewatin Taconite Company (“Keetac”), owned and operated by United States Steel Corporation; Hibbing Taconite Company (“Hibtac”), owned by Mittal Steel USA, Cleveland Cliffs Inc. and Stelco, and operated by Cleveland Cliffs Inc.; and Minnesota Steel Industries LLC (“MSI”), owned by JML Heirs, LLC and R.M. Bennett Heirs Limited Partnership, with a new taconite mining and steelmaking facility anticipated to be constructed by MSI over the next few years, subject to permitting and financing. Because our revenues are primarily dependent upon a limited number of customers, there are associated inherent risks resulting therefrom. Any significant adverse event at any of our primary lessees, or the loss of any of our primary lessees, could materially adversely affect our future financial results.

The Registrant is subject to market forces beyond its control.

A decline in market demand for steel, and correspondingly taconite, could adversely affect our financial results. However, other related and sometimes compensating factors include our lessees’ operating levels, minimum royalties, ore body quality, metallurgical and geological characteristics, proximity of our lands, extreme weather conditions and labor contracts at the mines. Though we are not a party to the labor contracts, all pertinent labor contracts affecting production from our lands run through mid-2008. Additionally, over the past few years, the domestic steel and taconite industries have also been influenced by the global markets. As a result, the future demand for domestic steel and taconite, which is now part of the global markets, is uncertain.

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

Compliance with Section 646 of the Internal Revenue Code is integral to the level of distributions paid to the certificate holders. Should it be determined that we have violated the requirements of Section 646, the Trust would be taxed as a corporation versus a grantor trust. This would mean our income would be taxable upon our receipt and again upon receipt by the certificate holders. It is the Trustees’ opinion that, based on independent tax firm reviews, the Trust has remained in compliance with the provisions of Section 646 since its election in 1988.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Registrant owns interests in fee, both mineral and nonmineral lands, on the Mesabi Iron Range in northeastern Minnesota, many of which are leased to the steel and mining companies that mine the mineral lands for taconite ore. A list of the leased properties is shown in table format in “Item 1. Business” above. The leases provide the lessees exclusive mining rights during the term of such leases. Taconite deposits are substantial and our ore reserves are deemed proven and probable. The properties have a reversionary interest as explained in “Item 1. Business” above.

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

Item 3.	LEGAL PROCEEDINGS – Continued

By a letter dated March 15, 2006, certificate holders of record as of December 30, 2005, and the reversioner were notified of a hearing on May 3, 2006, in Ramsey County Courthouse, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 2005. By Court Order signed and dated May 3, 2006, the 2005 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S SHARES OF BENEFICIAL INTEREST, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest, Market Prices and Distributions on page 5 of the Annual Report to Certificate Holders for the year ended December 31, 2006, attached hereto as Exhibit 13, are incorporated herein by reference. There are no issuer purchases of equity securities. No performance graph is required, as the Registrant is a nonvoting trust and total return is not linked to Trustee or executive compensation; therefore, the performance graph has been omitted.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data (Summary of Operations) on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2006, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trustees’ & Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 9, inclusive, of the Annual Report to Certificate Holders for the year ended December 31, 2006, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant are included in the Annual Report to Certificate Holders for the year ended December 31, 2006, attached hereto as Exhibit 13, and are incorporated herein by reference:

Balance Sheets – December 31, 2006 and 2005.

Statements of Beneficiaries’ Equity – Years ended December 31, 2006, 2005 and 2004.

Statements of Income – Years ended December 31, 2006, 2005 and 2004.

Statements of Cash Flows – Years ended December 31, 2006, 2005 and 2004.

Notes to Financial Statements – December 31, 2006.

Quarterly Results of Operations (unaudited), as shown in “Note H” of the Notes to the Financial Statements contained in the Annual Report to Certificate Holders for the year ended December 31, 2006, attached hereto as Exhibit 13, are incorporated herein by reference.

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

Management’s Report On Internal Control Over Financial Reporting on page 10 of the Annual Report to Certificate Holders for the year ended December 31, 2006, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 9A.	CONTROLS AND PROCEDURES – Continued

The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Management’s Report On Internal Control Over Financial Reporting on pages 25 and 26 of the Annual Report to Certificate Holders for the year ended December 31, 2006, attached hereto as Exhibit 13, is incorporated herein by reference.

There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees and officers whose terms of office are not fixed for a specified time:

Name and Position		Age	Years of Service in Position

Joseph S. Micallef	as Trustee	73	30
	as President of the Trustees and Chief Executive Officer		8
Roger W. Staehle (1)	as Independent Trustee	73	25
Robert A. Stein (2)	as Independent Trustee	68	25
John H. Roe, III (3)	as Independent Trustee	67	5
Thomas A. Janochoski	as Vice President & Secretary and Chief Financial Officer	48	15

_________________________

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

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Continued

The Board of Trustees meets quarterly throughout the year. The principal occupations of the Trustees and officers during the last five years were as follows:

JOSEPH S. MICALLEF

President of the Trustees and Chief Executive Officer, Great Northern Iron Ore Properties.

ROGER W. STAEHLE

Adjunct Professor, Institute of Technology, University of Minnesota;
Industrial Consultant.

ROBERT A. STEIN

Everett Fraser Professor of Law, University of Minnesota as of September 1, 2006;

Executive Director and Chief Operating Officer, American Bar Association, until October 15, 2006.

JOHN H. ROE, III

Retired Chairman of the Board, Bemis Company, Inc., Minneapolis, Minnesota as of May 5, 2005.

THOMAS A. JANOCHOSKI

Vice President & Secretary, Chief Financial Officer, Great Northern Iron Ore Properties.

Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

There are no family relationships among any of the above persons.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table(a)

Name and Principal Position	Year	Salary	Bonus	Pension Values(b)	Total

Joseph S. Micallef	2006	$160,000	$60,000	$—	$220,000
Chief Executive Officer and President of the Trustees

Thomas A. Janochoski	2006	134,500	6,000	70,775	211,275
Chief Financial Officer and Vice President & Secretary

Notes: (a) There are no Stock Awards, Option Awards, Non-equity Incentive Plan Compensation or All Other Compensation, and accordingly, such columns in the table and any corresponding supplemental tables have been omitted. (b) Pension Values represent “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” if applicable.

Compensation Discussion and Analysis

The Trust has only two executive officers, the Chief Executive Officer and President of the Trustees (“CEO”) and the Chief Financial Officer and Vice President & Secretary (“CFO”), as shown above. No other Trust personnel receive compensation in excess of these named executives. The compensation for the Trust’s other directors (Trustees other than the CEO) is discussed and shown below under a separate table.

The compensation of the Trustees and CEO is established by the Trust Agreement (as modified by Court Orders). In addition, the Board of Trustees, as a whole, approves all compensation of all officers and other employees of the Trust, except that the CEO does not participate in setting his own compensation.

Compensation Committee Report & Interlocks and Insider Participation

The Board of Trustees, as a whole, has reviewed and discussed this Compensation Discussion and Analysis (“CD&A”) with management and, based on such review and discussion, has recommended that the CD&A be included in the Registrant’s annual report. The Board of Trustees has not designated a separate compensation committee, and the Trustees take all actions with respect to compensation themselves due to their trustee fiduciary obligations pursuant to the Trust Agreement. This report is respectfully submitted by Joseph S. Micallef, Roger W. Staehle, Robert A. Stein and John H. Roe, III, collectively as the Board of Trustees of Great Northern Iron Ore Properties.

Item 11.	EXECUTIVE COMPENSATION – Continued

Chief Executive Officer/President of the Trustees (CEO) Compensation

The Trust Agreement (as modified by Court Orders, the last being effective July 1, 2005) provides for current annual compensation (salary) to the CEO of $160,000. The Trust Agreement (as modified by Court Orders, the last being effective July 1, 2005) also provides for current additional compensation (bonus) to the CEO equal to one percent (1%) of the excess of annual gross income of the Trust over $5,000,000, with a maximum bonus of $60,000.

The original 1906 Trust Agreement provided for compensation to the CEO of $25,000, plus a maximum bonus equal to one percent (1%) of the excess of annual gross income of the Trust over $5,000,000, with a maximum bonus of $25,000. Between 1906 and 1982, the compensation of the CEO had never been adjusted. Because of the time-consuming court proceedings that occurred in the 1970s and 1980s, and the fact that there had not been an increase in compensation since the inception of the Trust, the Trustees petitioned the Court for an increase in compensation to reflect, in part, their increased time commitments and inflation over the years. By Court Order effective January 1, 1983, the CEO’s compensation was adjusted to $40,000, and the maximum bonus was adjusted to $35,000. Thereafter, because of increased duties under today’s regulatory environment and further inflation, the Trustees have, from time to time, petitioned the Court for additional compensation increases, essentially based on the increases in the Consumer Price Index since 1983. This petition process includes notification to all certificate holders of record and the reversioner, followed by a formal Court hearing and opportunity by certificate holders and reversioner to comment. The Court, taking into consideration any and all testimony and other materials filed, has approved of increases to the CEO’s compensation on five different occasions since 1906, the last being July 1, 2005.

Because the compensation of the CEO is set forth by the Trust Agreement (as modified by Court Orders), there are no stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings or all other compensation. Accordingly, such columns in the table and the corresponding supplemental tables have been omitted.

Item 11.	EXECUTIVE COMPENSATION – Continued

Chief Financial Officer/Vice President & Secretary (CFO) Compensation

The Board of Trustees, as a whole, determines the compensation of all employees of the Trust, including that of the CFO. The objective for determining the compensation of the CFO is to provide a competitive salary based on market data obtained from time to time, as deemed necessary, representative of other chief financial officers’ responsibilities and pay scales within other similar-sized companies. To determine reasonable and competitive salary ranges for all employees of the Trust, including the CFO, the Trustees retained independent market research firms to obtain market data reflective of each specific position. Studies were performed and obtained in 1990 and updated again in 2001. With respect to the CFO’s salary, the market salary averages and ranges obtained in the 2001 study reflected compensation paid to various chief financial officers in 47 different, similar-sized organizations. Since 2001, the Trustees have extrapolated the historical salary percentage increase that occurred between 1990 and 2001 forward to current year dollars. The CFO salary in the Summary Compensation Table falls within the range of this 2001 study, as extrapolated to current year dollars.

The CFO’s bonus compensation was established in 2001 to reward the CFO for any productive year by the Trust that effectively results in gross revenues in excess of $5,000,000, the same threshold used for the bonus calculation of the CEO. The CFO’s bonus compensation is equal to ten percent (10%) of the CEO’s bonus compensation, resulting in a current maximum annual bonus of $6,000.

The increase in the actuarial present value of accumulated benefits for the CFO within the Trust’s defined benefit pension plan (as discussed and shown below under a separate table) amounted to $70,775 for the year 2006. The CFO participates in the pension plan, along with all other employees, on a nondiscriminatory basis.

The CFO does not receive any stock awards, option awards or non-equity incentive plan compensation. Accordingly, such columns in the table and the corresponding supplemental tables have been omitted. In addition, the CFO did not receive any other compensation that would require disclosure under the column heading “All Other Compensation,” nor did the CFO receive any above-market earnings from the nonqualified deferred compensation plan.

Item 11.	EXECUTIVE COMPENSATION – Continued

Post-Employment Compensation

Pension Benefits Table

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Thomas A. Janochoski (CFO)	Defined Benefit Pension Plan	17	$447,281	$—

Only employees of the Trust (not Trustees) are eligible to participate in the Trust’s pension plan, and as such, post-employment compensation disclosure is not applicable for the CEO or the other Trustees. The CFO, as an employee and officer of the Trust, does participate in the Trust’s defined benefit pension plan on a nondiscriminatory basis with the other employees of the Trust.

The Number of Years Credited Service reflects the years of credited service currently vested as of December 31, 2006. The normal retirement benefit is a straight life annuity as of the end of the Trust and is based on the highest sixty (60) consecutive months average salary (annualized), the years of credited service and three percent (3%) per year of credited service, as defined in the pension plan. The pension plan also provides for a $500/month supplemental bridge payment (a nondiscriminatory benefit) that begins as of the end of the Trust (due to an involuntary early retirement resulting from Trust termination) and continues until the earlier of the participant’s death or attainment of age 65. The early retirement age, as defined in the pension plan, is the earliest date that the participant could elect early retirement based on the participant’s years of credited service and the participant’s age, the sum of which must equal or exceed 65. The CFO is currently eligible to elect an early retirement benefit. The early retirement benefit is calculated similar to the normal retirement benefit, except the percentage used for years of credited service equals two and one-quarter percent (2 1/4%), and the benefit is reduced by 1/15 for each of the first five years preceding age 65 and by 1/30 for each year before that until the early retirement age is reached, and the $500/month supplemental bridge payment is not applicable. However, if an employee is eligible for early retirement as of the end of the Trust, the employee’s benefit will be unreduced, similar to the calculation of the normal retirement benefit. Actuarial equivalent (reduced) annuity options are also available to all participants in the pension plan in lieu of a straight life annuity.

Item 11.	EXECUTIVE COMPENSATION – Continued

Nonqualified Deferred Compensation Table

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End

Thomas A. Janochoski (CFO)	$—	$5,100	$1,800	$—	$36,100

The Trustees established a nonqualified deferred compensation plan for the CFO in 2001. The Registrant’s contributions to the deferred compensation plan for the CFO represent the difference between (i) what the CFO is limited to contributing to his account within a 401(k) Supplemental Retirement Plan (a plan provided on a nondiscriminatory basis to all employees, without company match or profit sharing) because of his “highly compensated employee” status as defined by IRS regulations, and (ii) the maximum amount other employees, subject to IRS thresholds, are permitted to contribute to their accounts. Aggregate Earnings represent interest earned on the Aggregate Balance within the deferred compensation plan. The interest percentage used to determine interest earned is the greater of five percent or the actual one-year current return achieved within the Trust’s defined benefit pension plan. The Aggregate Balance is distributable at the earliest of (i) the CFO’s termination of employment, (ii) the termination of the Trust (expected to be April 6, 2015), (iii) the CFO’s termination of employment due to disability, or (iv) the CFO’s death.

Compensation of Directors/Trustees (Other Than the CEO)

Directors Compensation Table

Name	Fees Earned or Paid in Cash

Roger W. Staehle, Trustee	$60,000
Robert A. Stein, Trustee	60,000
John H. Roe, III, Trustee	60,000

The Trust Agreement (as modified by Court Orders, the last being effective July 1, 2005) provides for current annual compensation (fees) to each Trustee (other than the CEO) of $60,000.

Item 11.	EXECUTIVE COMPENSATION – Continued

The original 1906 Trust Agreement provided for compensation of $10,000 to each of the other Trustees (other than the CEO). Between 1906 and 1982, the compensation of the Trustees (other than the CEO) had never been adjusted. Because of the time-consuming court proceedings that occurred in the 1970s and 1980s, and the fact that there had not been an increase in compensation since the inception of the Trust, the Trustees petitioned the Court for an increase in compensation to reflect, in part, their increased time commitments and inflation over the years. By Court Order effective January 1, 1983, the Trustees’ (other than the CEO) compensation was adjusted to $20,000. Thereafter, because of increased duties under today’s regulatory environment and further inflation, the Trustees have, from time to time, petitioned the Court for additional compensation increases, essentially based on the increases in the Consumer Price Index since 1983. This petition process includes notification to all certificate holders of record and the reversioner, followed by a formal Court hearing and opportunity by certificate holders and reversioner to comment. The Court, taking into consideration any and all testimony and other materials filed, has approved of increases to the Trustees (other than the CEO) on four different occasions since 1906, the last being July 1, 2005.

Because the compensation of the Trustees (other than the CEO) is set forth by the Trust Agreement (as modified by Court Orders), there are no stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings or all other compensation. Accordingly, such columns in the table and the corresponding supplemental tables have been omitted.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

(a)

The only authorized securities of the Registrant are Trustees’ Certificates of Beneficial Interest. These securities are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102). The holders of these securities do not have voting rights. The Trust is not aware of any entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS – Continued

(b)

Joseph S. Micallef, President of the Trustees and Chief Executive Officer of Great Northern Iron Ore Properties, is a trustee of a Revocable Trust of Carole R. Conlee, which owned 167 Certificates of Beneficial Interest of the Trust as of December 31, 2006. Although Mr. Micallef may be deemed a beneficial owner of the Certificates of Beneficial Interest of Great Northern Iron Ore Properties held by the Revocable Trust of Carole R. Conlee, he disclaims any beneficial interest in such Certificates. There were no other Certificates of Beneficial Interest of Great Northern Iron Ore Properties owned or pledged by the Trustees or officers of the Trust as of December 31, 2006.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no certain relationships or related transactions requiring disclosure under this section. Director independence is set forth in “Item 10. Directors, Executive Officers and Corporate Governance” of this report.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

All audit and non-audit services (printing and reproduction services) were preapproved by the Audit Committee. Estimated fees in 2006 for the annual audit services are $75,750, for audited-related services are $1,300, for tax services are $0 and for all other services are $2,750. Fees paid in 2005 for the annual audit services were $67,700, for audit-related services were $1,300, for tax services were $0 and for all other services were $2,750.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)

The following financial statements of Great Northern Iron Ore Properties are included in the Registrant’s Annual Report to Certificate Holders for the year ended December 31, 2006, attached hereto as Exhibit 13, and are incorporated by reference in Item 8:

Balance Sheets – December 31, 2006 and 2005.

Statements of Beneficiaries’ Equity – Years ended December 31, 2006, 2005 and 2004.

Statements of Income – Years ended December 31, 2006, 2005 and 2004.

Statements of Cash Flows – Years ended December 31, 2006, 2005 and 2004.

Notes to Financial Statements – December 31, 2006.

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

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)

/s/ Joseph S. Micallef	February 14, 2007
Joseph S. Micallef, Chief Executive Officer, Trustee and President of the Trustees	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger W. Staehle	February 14, 2007
Roger W. Staehle, Trustee	Date

/s/ Robert A. Stein	February 14, 2007
Robert A. Stein, Trustee	Date

/s/ John H. Roe, III	February 14, 2007
John H. Roe, III, Trustee	Date

/s/ Thomas A. Janochoski	February 14, 2007
Thomas A. Janochoski, Vice President & Secretary, Chief Financial Officer	Date

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2006

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building

332 Minnesota Street

Saint Paul, Minnesota 55101-1361

Exhibit 3 – Copy of Trust Agreement and Rules and Regulations for Management of the Trust (filed as Exhibit A to Form 11 of Great Northern Iron Ore Properties filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

Exhibit 4 – Specimen of Securities Registered Hereunder (filed as Exhibit E to Form 11 of Great Northern Iron Ore Properties filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

Exhibit 10 – Court Order on Trustee Compensation dated October 20, 2005 (filed as Exhibit 10 to Form 10-K of Great Northern Iron Ore Properties filed on February 25, 2006, and incorporated by reference)

Exhibit 13 – Annual Report to Certificate Holders

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