Form 10-Q
period 2007-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2007-04-27
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No   ☒

Number of shares of beneficial interest outstanding on March 31, 2007:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	March 31 2007	December 31 2006
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$642,685	$1,131,504
United States Treasury securities	4,503,606	5,086,107
Royalties receivable	2,959,279	4,444,446
Prepaid expenses	48,907	4,519
TOTAL CURRENT ASSETS	8,154,477	10,666,576

NONCURRENT ASSETS
United States Treasury securities	4,112,618	3,721,752

PROPERTIES
Mineral and surface lands	38,691,707	38,691,707
Less: Allowances for depletion and amortization	-34,774,810	-34,719,685
	3,916,897	3,972,022

Building and equipment	356,156	359,543
Less: Allowances for accumulated depreciation	-215,844	-209,817
	140,312	149,726
TOTAL PROPERTIES	4,057,209	4,121,748
TOTAL ASSETS	$16,324,304	$18,510,076

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$105,964	$84,418
Distributions	3,000,000	4,950,000
TOTAL CURRENT LIABILITIES	3,105,964	5,034,418

NONCURRENT LIABILITIES
Deferred compensation	77,000	77,000
Liability for pension benefits	1,293,295	1,237,412
TOTAL NONCURRENT LIABILITIES	1,370,295	1,314,412
TOTAL LIABILITIES	4,476,259	6,348,830

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	13,771,139	14,127,598
Accumulated other comprehensive loss	-1,923,094	-1,966,352
TOTAL BENEFICIARIES’ EQUITY	11,848,045	12,161,246
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$16,324,304	$18,510,076

Note: The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
	2007		2006
Revenues:
Royalties	$3,179,851		$3,592,604
Interest and other income	172,283		118,449
	3,352,134		3,711,053
Costs and expenses	708,593		737,533

NET INCOME	$2,643,541		$2,973,520

Weighted-average shares outstanding	1,500,000		1,500,000

BASIC AND DILUTED EARNINGS PER SHARE	$1.76		$1.98

Distributions declared per share	$2.00	(1)	$2.00	(2)

(1)	$2.00	declared	3/9/2007
		payable	4/30/2007

(2)	$2.00	declared	3/20/2006
		paid	4/28/2006

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2007	2006
Cash flows from operating activities:
Cash received from royalties and rents	$4,727,774	$4,139,876
Cash paid to suppliers and employees	-567,755	-595,281
Interest received	126,162	104,546
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,286,181	3,649,141

Cash flows from investing activities:
United States Treasury securities purchased	-925,000	-1,300,000
United States Treasury securities matured	1,100,000	2,215,984
Net expenditures for building and equipment	0	-23,640
NET CASH PROVIDED BY INVESTING ACTIVITIES	175,000	892,344

Cash flows from financing activities:
Distributions paid	-4,950,000	-4,500,000
NET CASH USED IN FINANCING ACTIVITIES	-4,950,000	-4,500,000

Net (decrease) increase in cash and cash equivalents	-488,819	41,485

Cash and cash equivalents at beginning of year	1,131,504	774,916

CASH AND CASH EQUIVALENTS AT MARCH 31	$642,685	$816,401

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three Months ended March 31, 2007 and March 31, 2006

Note A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2006.

Note B – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2007:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,817,965
Cumulative shipment credits	–1,594,995
Cumulative asset disposition credits	–111,581

Principal Charges account balance	$5,136,223

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost for the three months ended March 31 is as follows:

	2007	2006
Service cost	$60,345	$58,881
Interest cost	81,960	77,400
Expected return on assets	–86,422	–78,095
Amortization of net loss	38,891	41,553
Amortization of prior service cost	4,367	4,367
Net periodic pension cost	$99,141	$104,106

The Trust had previously disclosed in its Annual Report as of December 31, 2006, that the next contribution to the plan for 2007 is estimated to approximate $290,000, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year-end, March 31. No additional updated information is available at this time.

Note D – COMPREHENSIVE INCOME

A summary of the components of comprehensive income for the three months ended March 31 is as follows:

	2007	2006
Net income	$2,643,541	$2,973,520
Other comprehensive income:
Defined benefit pension plan-
Amortization of net loss	38,891	—
Amortization of prior service cost	4,367	—
Total other comprehensive income	43,258	—
Total comprehensive income	$2,686,799	$2,973,520

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2007 and March 31, 2006

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northeastern Minnesota, most of which are under lease to major iron ore producing companies. Due to the Trustees’ election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust. Shares of beneficial interest in the Trust are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102).

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

Results of Operations:

Royalties decreased $412,753 during the three months ended March 31, 2007, as compared to the same period in 2006, due mainly to reduced taconite production, offset in part by an overall higher average earned royalty rate and minimum royalties.

Interest and other income increased $53,834 during the three months ended March 31, 2007, as compared to the same period in 2006, due mainly to an improved yield on the Trust’s investments.

Costs and expenses decreased $28,940 during the three months ended March 31, 2007, as compared to the same period in 2006, due mainly to reduced legal and accounting expenditures, which were due, in part, to efficiencies achieved relating to the audit and testing of the Trust’s internal controls.

At their meeting held on March 9, 2007, the Trustees declared a distribution of $2.00 per share, amounting to $3,000,000 payable April 30, 2007, to certificate holders of record at the close of business on March 30, 2007. At their meeting held on March 20, 2006, the Trustees declared a distribution of $2.00 per share, amounting to $3,000,000 paid on April 28, 2006, to certificate holders of record at the close of business on March 31, 2006. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2007 to certificate holders of record on June 29, 2007.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

- None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2006 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3.  Defaults Upon Senior Securities

- None

Item 4.  Submission of Matters to a Vote of Certificate Holders

- None

Item 5.  Other Information

- None

Item 6.  Exhibits

-	Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
-	Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
-	Exhibit 32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (Furnished but not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	April 27, 2007	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	April 27, 2007	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer