Form 10-Q
period 2007-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2007-07-30
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Period Ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No   ☒

Number of shares of beneficial interest outstanding on June 30, 2007:	1,500,000

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30 2007	December 31 2006
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$649,558	$1,131,504
United States Treasury securities	5,495,587	5,086,107
Royalties receivable	4,909,131	4,444,446
Prepaid expenses	35,901	4,519
TOTAL CURRENT ASSETS	11,090,177	10,666,576

NONCURRENT ASSETS
United States Treasury securities	2,884,263	3,721,752

PROPERTIES
Mineral and surface lands	38,691,707	38,691,707
Less: Allowances for depletion and amortization	-34,829,935	-34,719,685
	3,861,772	3,972,022

Building and equipment	356,156	359,543
Less: Allowances for accumulated depreciation	-224,758	-209,817
	131,398	149,726
TOTAL PROPERTIES	3,993,170	4,121,748
TOTAL ASSETS	$17,967,610	$18,510,076

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$86,170	$84,418
Distributions	3,450,000	4,950,000
TOTAL CURRENT LIABILITIES	3,536,170	5,034,418

NONCURRENT LIABILITIES
Deferred compensation	77,000	77,000
Liability for pension benefits	1,349,179	1,237,412
TOTAL NONCURRENT LIABILITIES	1,426,179	1,314,412
TOTAL LIABILITIES	4,962,349	6,348,830

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	14,885,097	14,127,598
Accumulated other comprehensive loss	-1,879,836	-1,966,352
TOTAL BENEFICIARIES’ EQUITY	13,005,261	12,161,246
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$17,967,610	$18,510,076

Note: The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
Revenues:
Royalties	$5,132,657		$4,011,203		$8,312,508		$7,603,807
Interest and other income	115,411		97,759		287,694		216,208
	5,248,068		4,108,962		8,600,202		7,820,015
Costs and expenses	684,110		685,295		1,392,703		1,422,828

NET INCOME	$4,563,958		$3,423,667		$7,207,499		$6,397,187

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$3.04		$2.28		$4.80		$4.26

Distributions declared per share	$2.30	(1)	$2.20	(2)	$4.30	(3)	$4.20	(4)

(1)	$2.30	declared	6/19/2007
		payable	7/31/2007

(2)	$2.20	declared	6/12/2006
		paid	7/31/2006

(3)	$2.00	declared	3/9/2007	plus	$2.30	declared	6/19/2007
		paid	4/30/2007			payable	7/31/2007

(4)	$2.00	declared	3/20/2006	plus	$2.20	declared	6/12/2006
		paid	4/28/2006			paid	7/31/2006

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2007	2006
Cash flows from operating activities:
Cash received from royalties and rents	$7,921,842	$7,742,834
Cash paid to suppliers and employees	-1,095,472	-1,129,456
Interest received	216,684	194,510
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,043,054	6,807,888

Cash flows from investing activities:
U.S. Treasury securities purchased	-1,375,000	-2,950,000
U.S. Treasury securities matured	1,800,000	3,665,984
Net expenditures for building and equipment	0	-23,640
NET CASH PROVIDED BY INVESTING ACTIVITIES	425,000	692,344

Cash flows from financing activities:
Distributions paid	-7,950,000	-7,500,000
NET CASH USED IN FINANCING ACTIVITIES	-7,950,000	-7,500,000

Net (decrease) increase in cash and cash equivalents	-481,946	232

Cash and cash equivalents at beginning of year	1,131,504	774,916

CASH AND CASH EQUIVALENTS AT JUNE 30	$649,558	$775,148

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Six Months ended June 30, 2007 and June 30, 2006

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

Note B – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2007:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,817,965
Cumulative shipment credits	–1,633,394
Cumulative asset disposition credits	–111,581
Principal Charges account balance	$5,097,824

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$60,346	$58,882	$120,691	$117,763
Interest cost	81,961	77,400	163,921	154,800
Expected return on assets	–86,423	–78,095	–172,845	–156,190
Amortization of net loss	38,890	41,552	77,781	83,105
Amortization of prior service cost	4,368	4,367	8,735	8,734
Net periodic pension cost	$99,142	$104,106	$198,283	$208,212

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarially recommended contribution to the pension plan for 2007 is $269,540, which contribution is scheduled to be made in August, 2007.

Note D – COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$4,563,958	$3,423,667	$7,207,499	$6,397,187
Other comprehensive income:
Defined benefit pension plan, pursuant to SFAS No. 158 -
Amortization of net loss	38,890	—	77,781	—
Amortization of prior service cost	4,368	—	8,735	—
Total other comprehensive income	43,258	—	86,516	—
Total comprehensive income	$4,607,216	$3,423,667	$7,294,015	$6,397,187

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Six Months ended June 30, 2007 and June 30, 2006

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

Results of Operations:

Royalties increased $708,701 and $1,121,454 during the six months and three months ended June 30, 2007, respectively, as compared to the same periods in 2006, due mainly to an overall higher average earned royalty rate on taconite production from Trust lands.

Interest and other income increased $71,486 and $17,652 during the six months and three months ended June 30, 2007, respectively, as compared to the same periods in 2006, due mainly to improved yields on the Trust’s investments.

Costs and expenses decreased $30,125 and $1,185 during the six months and three months ended June 30, 2007, respectively, as compared to the same periods in 2006, due mainly to reduced net periodic pension cost pertaining to the Trust’s pension plan.

At their meeting held on June 19, 2007, the Trustees declared a distribution of $2.30 per share, amounting to $3,450,000 payable July 31, 2007, to certificate holders of record at the close of business on June 29, 2007. The Trustees have now declared two quarterly distributions in 2007. The first, in the amount of $2.00 per share, was paid on April 30, 2007 to certificate holders of record on March 30, 2007; and the second, that being the current distribution. The first and second quarter 2006 distributions were $2.00 and $2.20 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2007 to certificate holders of record on September 28, 2007.

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

At a hearing held on May 9, 2007, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 2006 were approved. In addition, upon petition of the Court, the Judge also instructed the Trustees to implement, prior to January 1, 2008, a Direct Registration System (as required by the Securities and Exchange Commission and the New York Stock Exchange for all publicly-traded companies), via its stock transfer agent, Wells Fargo Shareowner Services, for recording the Trust’s certificates of beneficial interest (shares).

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

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	July 30, 2007	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	July 30, 2007	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer