Form 10-Q
period 2007-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2007-10-25
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 -
For the Period Ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Number of shares of beneficial interest outstanding on September 30, 2007:      1,500,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	September 30 2007	December 31 2006
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$983,348	$1,131,504
United States Treasury securities	4,110,231	5,086,107
Royalties receivable	4,887,857	4,444,446
Prepaid expenses	21,958	4,519
TOTAL CURRENT ASSETS	10,003,394	10,666,576

NONCURRENT ASSETS
United States Treasury securities	5,088,428	3,721,752

PROPERTIES
Mineral and surface lands	38,691,707	38,691,707
Less: Allowances for depletion and amortization	-34,885,060	-34,719,685
	3,806,647	3,972,022

Building and equipment	356,156	359,543
Less: Allowances for accumulated depreciation	-233,672	-209,817
	122,484	149,726
TOTAL PROPERTIES	3,929,131	4,121,748
TOTAL ASSETS	$19,020,953	$18,510,076

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$140,267	$84,418
Distributions	4,200,000	4,950,000
TOTAL CURRENT LIABILITIES	4,340,267	5,034,418

NONCURRENT LIABILITIES
Deferred compensation	77,000	77,000
Liability for pension benefits	1,135,522	1,237,412
TOTAL NONCURRENT LIABILITIES	1,212,522	1,314,412
TOTAL LIABILITIES	5,552,789	6,348,830

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	15,304,742	14,127,598
Accumulated other comprehensive loss	-1,836,578	-1,966,352
TOTAL BENEFICIARIES’ EQUITY	13,468,164	12,161,246
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$19,020,953	$18,510,076

Note: The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30				Nine Months Ended September 30
	2007		2006		2007		2006
Revenues:
Royalties	$5,119,516		$4,298,949		$13,432,024		$11,902,756
Interest and other income	142,222		112,421		429,916		328,629
	5,261,738		4,411,370		13,861,940		12,231,385
Costs and expenses	642,093		678,145		2,034,796		2,100,973

NET INCOME	$4,619,645		$3,733,225		$11,827,144		$10,130,412

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$3.08		$2.49		$7.88		$6.75

Distributions declared per share	$2.80	(1)	$2.80	(2)	$7.10	(3)	$7.00	(4)

(1)	$2.80	declared	9/6/2007
		payable	10/31/2007

(2)	$2.80	declared	9/11/2006
		paid	10/31/2006

(3)	$2.00	declared	3/9/2007	plus	$2.30	declared	6/19/2007	plus	$2.80	declared	9/6/2007
		paid	4/30/2007			paid	7/31/2007			payable	10/31/2007

(4)	$2.00	declared	3/20/2006	plus	$2.20	declared	6/12/2006	plus	$2.80	declared	9/11/2006
		paid	4/28/2006			paid	7/31/2006			paid	10/31/2006

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2007	2006
Cash flows from operating activities:
Cash received from royalties and rents	$13,091,528	$11,775,208
Cash paid to suppliers and employees	-1,775,885	-1,857,785
Interest received	336,201	236,781
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,651,844	10,154,204

Cash flows from investing activities:
U.S. Treasury securities purchased	-4,050,000	-3,850,000
U.S. Treasury securities matured	3,650,000	4,565,984
Net expenditures for building and equipment	0	-23,640
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-400,000	692,344

Cash flows from financing activities:
Distributions paid	-11,400,000	-10,800,000
NET CASH USED IN FINANCING ACTIVITIES	-11,400,000	-10,800,000

Net (decrease) increase in cash and cash equivalents	-148,156	46,548

Cash and cash equivalents at beginning of year	1,131,504	774,916

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$983,348	$821,464

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Nine Months ended September 30, 2007 and September 30, 2006

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

Note B - BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2007:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,817,965
Cumulative shipment credits	-1,670,687
Cumulative asset disposition credits	-111,581

Principal Charges account balance	$5,060,531

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$60,345	$58,881	$181,036	$176,644
Interest cost	81,960	77,400	245,881	232,200
Expected return on assets	-86,422	-78,094	-259,267	-234,284
Amortization of net loss	38,891	41,552	116,672	124,657
Amortization of prior service cost	4,367	4,367	13,102	13,101
Net periodic pension cost	$99,141	$104,106	$297,424	$312,318

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarially recommended contribution to the pension plan for 2007 was $269,540, which contribution was made in August, 2007.

Note D – COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$4,619,645	$3,733,225	$11,827,144	$10,130,412
Other comprehensive income:
Defined benefit pension plan, pursuant to SFAS No. 158, which was adopted effective as of December, 2006 -
Amortization of net loss	38,891	—	116,672	—
Amortization of prior service cost	4,367	—	13,102	—
Total other comprehensive income	43,258	—	129,774	—
Total comprehensive income	$4,662,903	$3,733,225	$11,956,918	$10,130,412

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Nine Months ended September 30, 2007 and September 30, 2006

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

Results of Operations:

Royalties increased $1,529,268 and $820,567 during the nine months and three months ended September 30, 2007, respectively, as compared to the same periods in 2006, due mainly to overall higher average earned royalty rates on taconite production from Trust lands.

Interest and other income increased $101,287 and $29,801 during the nine months and three months ended September 30, 2007, respectively, as compared to the same periods in 2006, due mainly to improved yields on the Trust’s investments.

Costs and expenses decreased $66,177 and $36,052 during the nine months and three months ended September 30, 2007, respectively, as compared to the same periods in 2006, due mainly to reduced legal and accounting expenditures, which were due, in part, to efficiencies achieved relating to the audit and testing of the Trust’s internal controls.

At their meeting held on September 6, 2007, the Trustees declared a distribution of $2.80 per share, amounting to $4,200,000 payable October 31, 2007, to certificate holders of record at the close of business on September 28, 2007. The Trustees have now declared three quarterly distributions in 2007. The first, in the amount of $2.00 per share, was paid on April 30, 2007 to certificate holders of record on March 30, 2007; the second, in the amount of $2.30 per share, was paid on July 31, 2007 to certificate holders of record on June 29, 2007; and the third, that being the current distribution. The first, second and third quarter 2006 distributions were $2.00, $2.20 and $2.80 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2008 to certificate holders of record on December 31, 2007.

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

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	October 25, 2007	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	October 25, 2007	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer