Form 10-Q
period 2008-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2008-04-24
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 -
For the Period Ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Number of shares of beneficial interest outstanding on March 31, 2008:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	March 31 2008	December 31 2007
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$780,531	$979,175
United States Treasury securities	4,550,317	4,997,278
Royalties receivable	2,053,341	2,924,517
Prepaid expenses	48,212	4,519
TOTAL CURRENT ASSETS	7,432,401	8,905,489

NONCURRENT ASSETS
United States Treasury securities	3,781,422	4,755,295

PROPERTIES
Mineral and surface lands	38,691,707	38,691,707
Less: Allowances for depletion and amortization	-34,995,310	-34,940,185
	3,696,397	3,751,522

Building and equipment	313,891	313,891
Less: Allowances for accumulated depreciation	-207,502	-200,321
	106,389	113,570
TOTAL PROPERTIES	3,802,786	3,865,092
TOTAL ASSETS	$15,016,609	$17,525,876

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$119,697	$95,356
Distributions	3,000,000	4,350,000
TOTAL CURRENT LIABILITIES	3,119,697	4,445,356

NONCURRENT LIABILITIES
Deferred compensation	102,400	102,400
Liability for pension benefits	1,026,446	979,064
TOTAL NONCURRENT LIABILITIES	1,128,846	1,081,464
TOTAL LIABILITIES	4,248,543	5,526,820

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	12,317,377	13,580,035
Accumulated other comprehensive loss	-1,549,311	-1,580,979
TOTAL BENEFICIARIES’ EQUITY	10,768,066	11,999,056
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$15,016,609	$17,525,876

Note: The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
	2008		2007
Revenues:
Royalties	$2,274,898		$3,179,851
Interest and other income	144,899		172,283
	2,419,797		3,352,134
Costs and expenses	682,455		708,593

NET INCOME	$1,737,342		$2,643,541

Weighted-average shares outstanding	1,500,000		1,500,000

BASIC AND DILUTED EARNINGS PER SHARE	$1.16		$1.76

Distributions declared per share	$2.00	(1)	$2.00	(2)

(1)	$2.00	declared	3/10/2008
		payable	4/30/2008

(2)	$2.00	declared	3/9/2007
		paid	4/30/2007

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2008	2007
Cash flows from operating activities:
Cash received from royalties and rents	$3,185,070	$4,727,774
Cash paid to suppliers and employees	-560,451	-567,755
Interest received	76,737	126,162
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,701,356	4,286,181

Cash flows from investing activities:
United States Treasury securities purchased	-400,000	-925,000
United States Treasury securities matured	1,850,000	1,100,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,450,000	175,000

Cash flows from financing activities:
Distributions paid	-4,350,000	-4,950,000
NET CASH USED IN FINANCING ACTIVITIES	-4,350,000	-4,950,000

Net decrease in cash and cash equivalents	-198,644	-488,819

Cash and cash equivalents at beginning of year	979,175	1,131,504

CASH AND CASH EQUIVALENTS AT MARCH 31	$780,531	$642,685

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three Months ended March 31, 2008 and March 31, 2007

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2007.

Note B - BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2008:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	5,817,965
Cumulative shipment credits	-1,700,824
Cumulative asset disposition credits	-119,241

Principal Charges account balance	$5,022,734

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost for the three months ended March 31 is as follows:

	2008	2007
Service cost	$56,605	$60,345
Interest cost	82,318	81,960
Expected return on assets	-91,541	-86,422
Amortization of net loss	27,301	38,891
Amortization of prior service cost	4,367	4,367
Net periodic pension cost	$79,050	$99,141

The Trust had previously disclosed in its Annual Report as of December 31, 2007, that the next contribution to the plan for 2008 is estimated to approximate $270,000, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year-end, March 31. No additional updated information is available at this time.

Note D – COMPREHENSIVE INCOME

A summary of the components of comprehensive income for the three months ended March 31 is as follows:

	2008	2007
Net income	$1,737,342	$2,643,541
Other comprehensive income:
Defined benefit pension plan-
Amortization of net loss	27,301	38,891
Amortization of prior service cost	4,367	4,367
Total other comprehensive income	31,668	43,258
Total comprehensive income	$1,769,010	$2,686,799

Note E – RECENTLY ADOPTED ACCOUNTING STANDARDS

During September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The effective date of this Statement for non-financial assets and liabilities that are not recognized or disclosed on a recurring basis has been delayed to fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Trust adopted the provisions of this Statement as it relates to financial assets and liabilities recognized or disclosed on a recurring basis. The adoption of the effective portion of this Statement had no impact on the Trust’s financial statements as the Trust does not have any financial assets or liabilities required to be recognized or disclosed on a recurring basis.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2008 and March 31, 2007

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

Results of Operations:

Royalties decreased $904,953 during the three months ended March 31, 2008, as compared to the same period in 2007, due mainly to absorption of previously paid minimum royalties on tonnage mined from Trust lands.

Interest and other income decreased $27,384 during the three months ended March 31, 2008, as compared to the same period in 2007, due mainly to reduced yields on the Trust’s investments and less timber harvesting on Trust lands.

Costs and expenses decreased $26,138 during the three months ended March 31, 2008, as compared to the same period in 2007, due mainly to reduced pension expense.

At their meeting held on March 10, 2008, the Trustees declared a distribution of $2.00 per share, amounting to $3,000,000 payable April 30, 2008, to certificate holders of record at the close of business on March 31, 2008. At their meeting held on March 9, 2007, the Trustees declared a distribution of $2.00 per share, amounting to $3,000,000 paid on April 30, 2007, to certificate holders of record at the close of business on March 30, 2007. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2008 to certificate holders of record on June 30, 2008.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

- None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2007 Annual Report on Form 10-K.

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

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	April 24, 2008	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	April 24, 2008	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer