Form 10-Q
period 2008-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2008-07-24
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Period Ended June 30, 2008

Or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ________________________ to________________________

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

Number of shares of beneficial interest outstanding on June 30, 2008:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30 2008	December 31 2007
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$983,039	$979,175
United States Treasury securities	4,459,474	4,997,278
Royalties receivable	3,295,136	2,924,517
Prepaid expenses	34,902	4,519
TOTAL CURRENT ASSETS	8,772,551	8,905,489

NONCURRENT ASSETS
United States Treasury securities	2,498,528	4,755,295

PROPERTIES
Mineral and surface lands	38,691,707	38,691,707
Less: Allowances for depletion and amortization	-35,050,435	-34,940,185
	3,641,272	3,751,522

Building and equipment	311,342	313,891
Less: Allowances for accumulated depreciation	-212,134	-200,321
	99,208	113,570
TOTAL PROPERTIES	3,740,480	3,865,092
TOTAL ASSETS	$15,011,559	$17,525,876

LIABILITIES AND BENEFICIARIES' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$61,106	$95,356
Distributions	3,150,000	4,350,000
TOTAL CURRENT LIABILITIES	3,211,106	4,445,356

NONCURRENT LIABILITIES
Deferred compensation	102,400	102,400
Liability for pension benefits	1,073,829	979,064
TOTAL NONCURRENT LIABILITIES	1,176,229	1,081,464
TOTAL LIABILITIES	4,387,335	5,526,820

BENEFICIARIES' EQUITY, including certificate holders' equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	12,141,867	13,580,035
Accumulated other comprehensive loss	-1,517,643	-1,580,979
TOTAL BENEFICIARIES' EQUITY	10,624,224	11,999,056
TOTAL LIABILITIES AND BENEFICIARIES' EQUITY	$15,011,559	$17,525,876

Note:  The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
Revenues:
Royalties	$3,538,825		$5,132,657		$5,813,723		$8,312,508
Interest and other income	99,312		115,411		244,211		287,694
	3,638,137		5,248,068		6,057,934		8,600,202
Costs and expenses	663,647		684,110		1,346,102		1,392,703

NET INCOME	$2,974,490		$4,563,958		$4,711,832		$7,207,499

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$1.98		$3.04		$3.14		$4.80

Distributions declared per share	$2.10	(1)	$2.30	(2)	$4.10	(3)	$4.30	(4)

(1)	$2.10	declared	6/11/2008
		payable	7/31/2008

(2)	$2.30	declared	6/19/2007
		paid	7/31/2007

(3)	$2.00	declared	3/10/2008	plus	$2.10	declared	6/11/2008
		paid	4/30/2008			payable	7/31/2008

(4)	$2.00	declared	3/9/2007	plus	$2.30	declared	6/19/2007
		paid	4/30/2007			paid	7/31/2007

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Cash received from royalties and rents	$5,492,794	$7,921,842
Cash paid to suppliers and employees	-1,128,022	-1,095,472
Interest received	189,092	216,684
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,553,864	7,043,054

Cash flows from investing activities:
U.S. Treasury securities purchased	-700,000	-1,375,000
U.S. Treasury securities matured	3,500,000	1,800,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,800,000	425,000

Cash flows from financing activities:
Distributions paid	-7,350,000	-7,950,000
NET CASH USED IN FINANCING ACTIVITIES	-7,350,000	-7,950,000

Net increase (decrease) in cash and cash equivalents	3,864	-481,946

Cash and cash equivalents at beginning of year	979,175	1,131,504

CASH AND CASH EQUIVALENTS AT JUNE 30	$983,039	$649,558

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Six Months ended June 30, 2008 and June 30, 2007

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

Note B – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2008:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	6,057,365
Cumulative shipment credits	-1,788,982
Cumulative asset disposition credits	-119,241

Principal Charges account balance	$5,173,976

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$56,605	$60,346	$113,210	$120,691
Interest cost	82,318	81,961	164,636	163,921
Expected return on assets	-91,540	-86,423	-183,081	-172,845
Amortization of net loss	27,300	38,890	54,601	77,781
Amortization of prior service cost	4,368	4,368	8,735	8,735
Net periodic pension cost	$79,051	$99,142	$158,101	$198,283

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarially recommended contribution to the pension plan for 2008 was $412,422, which contribution is scheduled to be made in August or September of 2008.

Note D – COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$2,974,490	$4,563,958	$4,711,832	$7,207,499
Other comprehensive income:
Defined benefit pension plan, pursuant to SFAS No. 158 –
Amortization of net loss	27,300	38,890	54,601	77,781
Amortization of prior service cost	4,368	4,368	8,735	8,735
Total other comprehensive income	31,668	43,258	63,336	86,516
Total comprehensive income	$3,006,158	$4,607,216	$4,775,168	$7,294,015

Note E – NEW ACCOUNTING STANDARDS

During May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” This Statement is intended to improve the financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with United States generally accepted accounting principles. This Statement is not expected to have any impact on the Trust.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Six Months ended June 30, 2008 and June 30, 2007

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

Results of Operations:

Royalties decreased $2,498,785 and $1,593,832 during the six months and three months ended June 30, 2008, respectively, as compared to the same periods in 2007, due mainly to reduced mining on Trust lands caused by unusually high water conditions in the mining pits that are hampering our lessees’ mining operations.

Interest and other income decreased $43,483 and $16,099 during the six months and three months ended June 30, 2008, respectively, as compared to the same periods in 2007, due mainly to reduced yields on the Trust’s investments.

Costs and expenses decreased $46,601 and $20,463 during the six months and three months ended June 30, 2008, respectively, as compared to the same periods in 2007, due mainly to reduced net periodic pension cost pertaining to the Trust’s pension plan.

At their meeting held on June 11, 2008, the Trustees declared a distribution of $2.10 per share, amounting to $3,150,000 payable July 31, 2008, to certificate holders of record at the close of business on June 30, 2008. The Trustees have now declared two quarterly distributions in 2008. The first, in the amount of $2.00 per share, was paid on April 30, 2008 to certificate holders of record on March 31, 2008; and the second, that being the current distribution. The first and second quarter 2007 distributions were $2.00 and $2.30 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2008 to certificate holders of record on September 30, 2008.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On May 7, 2008, a Ramsey County District Court Judge presided over a hearing, the purpose of which was to review and approve the accounts of the Trustees for the calendar year 2007, and also for the purpose of considering requested increases in compensation for the Trustees of Great Northern Iron Ore Properties. By Court Order dated May 12, 2008, the Court approved of the accounts of the Trustees for the calendar year 2007 and, further, granted the requested fee increases in Trustee compensation, effective July 1, 2008. Said increases amounted to $20,000 per year to the President’s base salary compensation, $20,000 per year to the President’s bonus compensation (subject to the bonus formula calculation), and a $10,000 per year increase in compensation to each of the Trustees other than the President.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

– None

Item 3.  Defaults Upon Senior Securities

– None

Item 4.  Submission of Matters to a Vote of Certificate Holders

– None

Item 5.  Other Information

– None

Item 6.  Exhibits

Exhibit No.	Document
– 10.1

Court Order on Trustees’ Compensation (and annual hearing of accounts), dated May 12, 2008, but effective July 1, 2008 (filed as Exhibit 10.1 to Form 8-K of Great Northern Iron Ore Properties filed on May 12, 2008, and incorporated by reference)

– 10.2*	U.S. Steel Corporation Minntac January 1, 1959 Lease and Operating Agreement and all subsequent amendments through September 12, 2003

– 10.3*	Hibbing Taconite Company Mahoning January 1, 1979 Lease and Operating Agreement and all subsequent amendments through January 1, 2006

Exhibit No.	Document

– 31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

– 31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

– 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (Furnished but not filed)

________

* Indicates confidential treatment request as to certain portions of this exhibit that has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)

Date	July 24, 2008	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	July 24, 2008	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED JUNE 30, 2008

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building

332 Minnesota Street

Saint Paul, Minnesota 55101-1361

Exhibit No.	Document
– 10.1

Court Order on Trustees’ Compensation (and annual hearing of accounts), dated May 12, 2008, but effective July 1, 2008 (filed as Exhibit 10.1 to Form 8-K of Great Northern Iron Ore Properties filed on May 12, 2008, and incorporated by reference)

– 10.2*	U.S. Steel Corporation Minntac January 1, 1959 Lease and Operating Agreement and all subsequent amendments through September 12, 2003

– 10.3*	Hibbing Taconite Company Mahoning January 1, 1979 Lease and Operating Agreement and all subsequent amendments through January 1, 2006

– 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

– 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

– 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (Furnished but not filed)

________

* Indicates confidential treatment request as to certain portions of this exhibit that has been filed separately with the Securities and Exchange Commission.