Form 10-Q
period 2008-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2008-10-23
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 – For the Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐	No ☒

Number of shares of beneficial interest outstanding on September 30, 2008:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	September 30 2008	December 31 2007
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$815,072	$979,175
United States Treasury securities	5,079,205	4,997,278
Royalties receivable	6,710,285	2,924,517
Prepaid expenses	21,417	4,519
TOTAL CURRENT ASSETS	12,625,979	8,905,489

NONCURRENT ASSETS
United States Treasury securities	1,373,040	4,755,295

PROPERTIES
Mineral and surface lands	38,931,107	38,691,707
Less: Allowances for accumulated depletion and amortization	-35,326,060	-34,940,185
	3,605,047	3,751,522

Building and equipment	320,839	313,891
Less: Allowances for accumulated depreciation	-196,789	-200,321
	124,050	113,570
TOTAL PROPERTIES	3,729,097	3,865,092
TOTAL ASSETS	$17,728,116	$17,525,876

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$167,425	$95,356
Distributions	4,650,000	4,350,000
TOTAL CURRENT LIABILITIES	4,817,425	4,445,356

NONCURRENT LIABILITIES
Deferred compensation	102,400	102,400
Liability for pension benefits	708,789	979,064
TOTAL NONCURRENT LIABILITIES	811,189	1,081,464
TOTAL LIABILITIES	5,628,614	5,526,820

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	13,585,477	13,580,035
Accumulated other comprehensive loss	-1,485,975	-1,580,979
TOTAL BENEFICIARIES’ EQUITY	12,099,502	11,999,056
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$17,728,116	$17,525,876

Note:   The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
Revenues:
Royalties	$6,972,816		$5,119,516		$12,786,539		$13,432,024
Interest and other income	83,726		142,222		327,937		429,916
	7,056,542		5,261,738		13,114,476		13,861,940
Costs and expenses	962,932		642,093		2,309,034		2,034,796

NET INCOME	$6,093,610		$4,619,645		$10,805,442		$11,827,144

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$4.06		$3.08		$7.20		$7.88

Distributions declared per share	$3.10	(1)	$2.80	(2)	$7.20	(3)	$7.10	(4)

(1)	$3.10	declared	9/19/2008
		payable	10/31/2008

(2)	$2.80	declared	9/6/2007
		paid	10/31/2007

(3)	$2.00	declared	3/10/2008	plus	$2.10	declared	6/11/2008	plus	$3.10	declared	9/19/2008
		paid	4/30/2008			paid	7/31/2008			payable	10/31/2008

(4)	$2.00	declared	3/9/2007	plus	$2.30	declared	6/19/2007	plus	$2.80	declared	9/6/2007
		paid	4/30/2007			paid	7/31/2007			paid	10/31/2007

See accompanying notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2008	2007
Cash flows from operating activities:
Cash received from royalties and rents	$8,819,396	$13,091,528
Cash paid to suppliers and employees	-2,021,941	-1,775,885
Interest received	270,240	336,201
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,067,695	11,651,844

Cash flows from investing activities:
U.S. Treasury securities purchased	-700,000	-4,050,000
U.S. Treasury securities matured	4,000,000	3,650,000
Expenditures for building and equipment	-31,798	0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,268,202	-400,000

Cash flows from financing activities:
Distributions paid	-10,500,000	-11,400,000
NET CASH USED IN FINANCING ACTIVITIES	-10,500,000	-11,400,000

Net decrease in cash and cash equivalents	-164,103	-148,156

Cash and cash equivalents at beginning of year	979,175	1,131,504

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$815,072	$983,348

See accompanying notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Nine Months ended September 30, 2008 and September 30, 2007

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

Note B - BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2008:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	6,057,365
Cumulative shipment credits	-1,815,695
Cumulative asset disposition credits	-119,241

Principal Charges account balance	$5,147,263

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note C – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$56,605	$60,345	$169,815	$181,036
Interest cost	82,318	81,960	246,954	245,881
Expected return on assets	-91,541	-86,422	-274,622	-259,267
Amortization of net loss	27,301	38,891	81,902	116,672
Amortization of prior service cost	4,367	4,367	13,102	13,102
Net periodic pension cost	$79,050	$99,141	$237,151	$297,424

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarially recommended contribution to the pension plan for 2008 was $412,422, which contribution was made in September, 2008.

Note D – COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income	$6,093,610	$4,619,645	$10,805,442	$11,827,144
Other comprehensive income:
Defined benefit pension plan, pursuant to SFAS No. 158 -
Amortization of net loss	27,301	38,891	81,902	116,672
Amortization of prior service cost	4,367	4,367	13,102	13,102
Total other comprehensive income	31,668	43,258	95,004	129,774
Total comprehensive income	$6,125,278	$4,662,903	$10,900,446	$11,956,918

Note E – AMORTIZATION OF MINERAL AND SURFACE LANDS

Given that the focus of the mining industry is essentially now taconite mining versus natural ore mining, the asset class “Mineral and surface lands” was reevaluated and, beginning in the third quarter of 2008, the cost of the mineral lands is being amortized on a straight line basis over the remaining term of the Trust. The straight line method of amortization is anticipated to bear close resemblance to the units of production method over the remaining term of the Trust and, accordingly, is deemed a reasonable, systematic and rational method to associate expense with the revenues generated from taconite mining. Mineral land amortization amounted to $220,500 for the nine month year-to-date period of 2008, which amount has been recognized in the accompanying condensed financial statements. The impact on net income as a result of commencing mineral land amortization is deemed immaterial to the Trust’s operations for each of the quarters in the nine month period ended September 30, 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Nine Months ended September 30, 2008 and September 30, 2007

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

Results of Operations:

Royalties decreased $645,485 during the nine months ended September 30, 2008, as compared to the same period in 2007, due mainly to greater absorption of minimum royalties and reduced mining on Trust lands, offset in part by higher royalty rates caused by escalation of producer price indices. Royalties increased $1,853,300 during the three months ended September 30, 2008, as compared to the same period in 2007, due mainly to higher royalty rates caused by escalation of producer price indices.

Interest and other income decreased $101,979 and $58,496 during the nine months and three months ended September 30, 2008, respectively, as compared to the same periods in 2007, due mainly to lower yields on a reduced portfolio of investments.

Costs and expenses increased $274,238 and $320,839 during the nine months and three months ended September 30, 2008, respectively, as compared to the same periods in 2007, due mainly to the Trust’s implementation of mineral land amortization (see Note E), increased Court-approved Trustee fees and the related Court hearing legal expenditures associated therewith, offset in part by reduced net periodic pension cost pertaining to the Trust’s pension plan.

At their meeting held on September 19, 2008, the Trustees declared a distribution of $3.10 per share, amounting to $4,650,000 payable October 31, 2008, to certificate holders of record at the close of business on September 30, 2008. The Trustees have now declared three quarterly distributions in 2008. The first, in the amount of $2.00 per share, was paid on April 30, 2008 to certificate holders of record on March 31, 2008; the second, in the amount of $2.10 per share, was paid on July 31, 2008 to certificate holders of record on June 30, 2008; and the third, that being the current distribution. The first, second and third quarter 2007 distributions were $2.00, $2.30 and $2.80 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2009 to certificate holders of record on December 31, 2008.

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

- None

Item 3. Defaults Upon Senior Securities

- None

Item 4. Submission of Matters to a Vote of Certificate Holders

- None

Item 5. Other Information

- None

Item 6. Exhibits

Exhibit No.	Document
- 10.1

Court Order on Trustees’ Compensation (and annual hearing of accounts), dated May 12, 2008, but effective July 1, 2008 (filed as Exhibit 10.1 to Great Northern Iron Ore Properties Form 8-K, filed on May 12, 2008, and incorporated by reference)

- 31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

- 31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

- 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)
Date	October 23, 2008	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	October 23, 2008	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED SEPTEMBER 30, 2008

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building

332 Minnesota Street

Saint Paul, Minnesota 55101-1361

Exhibit No.	Document
10.1

Court Order on Trustees’ Compensation (and annual hearing of accounts), dated May 12, 2008, but effective July 1, 2008 (filed as Exhibit 10.1 to Great Northern Iron Ore Properties Form 8-K, filed on May 12, 2008, and incorporated by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002