Form 10-Q
period 2009-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2009-04-23
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended March 31, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of principal executive office)	(Zip Code)

(651) 224-2385

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐           No  ☒

Number of shares of beneficial interest outstanding on March 31, 2009:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	March 31 2009	December 31 2008
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$825,588	$1,242,939
United States Treasury securities	3,773,479	4,755,035
Royalties receivable	4,970,730	7,005,183
Prepaid expenses	46,945	4,519
TOTAL CURRENT ASSETS	9,616,742	13,007,676

NONCURRENT ASSETS
United States Treasury securities	4,530,947	3,206,089

PROPERTIES
Mineral and surface lands	39,127,058	39,067,058
Less: Allowances for accumulated depletion and amortization	-35,598,358	-35,454,685
	3,528,700	3,612,373

Building and equipment	307,435	307,435
Less: Allowances for accumulated depreciation	-197,146	-190,370
	110,289	117,065
TOTAL PROPERTIES	3,638,989	3,729,438
TOTAL ASSETS	$17,786,678	$19,943,203

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,657	$104,356
Distributions	2,700,000	6,750,000
TOTAL CURRENT LIABILITIES	2,833,657	6,854,356

NONCURRENT LIABILITIES
Deferred compensation	124,800	124,800
Liability for pension benefits	1,951,766	1,889,417
TOTAL NONCURRENT LIABILITIES	2,076,566	2,014,217
TOTAL LIABILITIES	4,910,223	8,868,573

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	15,393,060	13,662,183
Accumulated other comprehensive loss	-2,516,605	-2,587,553
TOTAL BENEFICIARIES’ EQUITY	12,876,455	11,074,630
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$17,786,678	$19,943,203

Note: The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
	2009		2008
REVENUES
Royalties	$5,207,868		$2,274,898
Interest and other income	83,889		144,899
	5,291,757		2,419,797
Costs and expenses	-860,880		-682,455

NET INCOME	$4,430,877		$1,737,342

Weighted-average shares outstanding	1,500,000		1,500,000

BASIC AND DILUTED EARNINGS PER SHARE	$2.95		$1.16

Distributions declared per share	$1.80	(1)	$2.00	(2)

(1)	$1.80 declared	3/10/2009
	payable	4/30/2009

(2)	$2.00 declared	3/10/2008
	paid	4/30/2008

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2009	2008
Cash flows from operating activities:
Cash received from royalties and rents	$7,208,866	$3,185,070
Cash paid to suppliers and employees	-590,259	-560,451
Interest received	89,042	76,737
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,707,649	2,701,356

Cash flows from investing activities:
United States Treasury securities purchased	-1,750,000	-400,000
United States Treasury securities matured	1,375,000	1,850,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-375,000	1,450,000

Cash flows from financing activities:
Distributions paid	-6,750,000	-4,350,000
NET CASH USED IN FINANCING ACTIVITIES	-6,750,000	-4,350,000

Net decrease in cash and cash equivalents	-417,351	-198,644

Cash and cash equivalents at beginning of year	1,242,939	979,175

CASH AND CASH EQUIVALENTS AT MARCH 31	$825,588	$780,531

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three Months ended March 31, 2009 and March 31, 2008

Note A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2008.

Note B – SECURITIES

United States Treasury securities are classified as “held-to-maturity” securities and are carried at cost, adjusted for accrued interest and amortization of premium or discount. The aggregate fair values listed in the table below are based on quoted prices in active markets for identical assets. Following is an analysis of the securities as of periods stated:

	Current		Noncurrent
	March 31, 2009	Dec. 31, 2008	March 31, 2009	Dec. 31, 2008
Aggregate fair value	$3,775,078	$4,782,617	$4,544,445	$3,221,953
Gross unrealized holding gains	-41,260	-80,220	-27,932	-42,476
Gross unrealized holding losses	—	—	754	—
Amortized cost basis	3,733,818	4,702,397	4,517,267	3,179,477
Accrued interest	39,661	52,638	13,680	26,612
Amounts shown on balance sheets	$3,773,479	$4,755,035	$4,530,947	$3,206,089

Note C – PENSION PLAN

A summary of the components of net periodic pension cost for the three months ended March 31 is as follows:

	2009	2008
Service cost	$57,233	$56,605
Interest cost	86,888	82,318
Expected return on assets	-81,772	-91,541
Amortization of net loss	66,581	27,301
Amortization of prior service cost	4,367	4,367
Net periodic pension cost	$133,297	$79,050

The Trust had previously disclosed in its Annual Report as of December 31, 2008, that the next contribution to the plan for 2009 is estimated to approximate $410,000, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year-end, March 31. No additional updated information is available at this time.

Note D – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2009:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	6,254,165
Cumulative shipment credits	-1,917,903
Cumulative asset disposition credits	-372,124

Principal Charges account balance	$4,988,972

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note E – COMPREHENSIVE INCOME

A summary of the components of comprehensive income for the three months ended March 31 is as follows:

	2009	2008
Net income	$4,430,877	$1,737,342
Other comprehensive income:
Defined benefit pension plan-
Amortization of net loss	66,581	27,301
Amortization of prior service cost	4,367	4,367
Total other comprehensive income	70,948	31,668
Total comprehensive income	$4,501,825	$1,769,010

Note F – RECENTLY ADOPTED ACCOUNTING STANDARDS

During September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The effective date of SFAS No. 157 for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis was January 1, 2008, and the Trust did adopt the provisions of SFAS No. 157 at that time as it related to financial assets and liabilities recognized or disclosed at fair value on a recurring basis. Effective January 1, 2009, pursuant to SFAS No. 157, the Trust adopted the provisions of SFAS No. 157 as it relates to non financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 had no impact on the Trust’s financial statements as the Trust does not have any non financial assets or liabilities required to be recognized or disclosed at fair value at the date of adoption.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2009 and March 31, 2008

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

Results of Operations:

Royalties increased $2,932,970 during the three months ended March 31, 2009, as compared to the same period in 2008, due mainly to greater tonnage mined from Trust lands and an overall higher average earned royalty rate.

Interest and other income decreased $61,010 during the three months ended March 31, 2009, as compared to the same period in 2008, due mainly to reduced yields on the Trust’s investments and less timber harvesting on Trust lands.

Costs and expenses increased $178,425 during the three months ended March 31, 2009, as compared to the same period in 2008, due mainly to increased pension expense and mineral land amortization.

At their meeting held on March 10, 2009, the Trustees declared a distribution of $1.80 per share, amounting to $2,700,000 payable April 30, 2009, to certificate holders of record at the close of business on March 31, 2009. At their meeting held on March 10, 2008, the Trustees declared a distribution of $2.00 per share, amounting to $3,000,000 paid on April 30, 2008, to certificate holders of record at the close of business on March 31, 2008. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2009 to certificate holders of record on June 30, 2009.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

- None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2008 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3.  Defaults Upon Senior Securities

- None

Item 4.  Submission of Matters to a Vote of Certificate Holders

- None

Item 5.  Other Information

- None

Item 6.  Exhibits

Exhibit No.	Document
- 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

- 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

- 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	April 23, 2009	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	April 23, 2009	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED MARCH 31, 2009

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building

332 Minnesota Street

Saint Paul, Minnesota 55101-1361

Exhibit No.	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)