Form 10-Q
period 2009-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2009-07-24
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended June 30, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota	55101-1361
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Number of shares of beneficial interest outstanding on June 30, 2009:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30 2009	December 31 2008
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$818,939	$1,242,939
United States Treasury securities	4,482,445	4,755,035
Royalties receivable	3,325,666	7,005,183
Prepaid expenses	34,497	4,519
TOTAL CURRENT ASSETS	8,661,547	13,007,676

NONCURRENT ASSETS
United States Treasury securities	5,812,200	3,206,089

PROPERTIES
Mineral and surface lands	39,127,058	39,067,058
Less: Allowances for accumulated depletion and amortization	-35,742,031	-35,454,685
	3,385,027	3,612,373

Building and equipment	300,270	307,435
Less: Allowances for accumulated depreciation	-196,717	-190,370
	103,553	117,065
TOTAL PROPERTIES	3,488,580	3,729,438
TOTAL ASSETS	$17,962,327	$19,943,203

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$99,584	$104,356
Distributions	2,700,000	6,750,000
TOTAL CURRENT LIABILITIES	2,799,584	6,854,356

NONCURRENT LIABILITIES
Deferred compensation	124,800	124,800
Liability for pension benefits	2,014,115	1,889,417
TOTAL NONCURRENT LIABILITIES	2,138,915	2,014,217
TOTAL LIABILITIES	4,938,499	8,868,573

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	15,469,484	13,662,183
Accumulated other comprehensive loss	-2,445,656	-2,587,553
TOTAL BENEFICIARIES’ EQUITY	13,023,828	11,074,630
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$17,962,327	$19,943,203

Note: The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30				Six Months Ended June 30
	2009		2008		2009		2008
REVENUES
Royalties	$3,552,129		$3,538,825		$8,759,997		$5,813,723
Interest and other income	58,451		99,312		142,340		244,211
	3,610,580		3,638,137		8,902,337		6,057,934
Costs and expenses	-834,156		-663,647		-1,695,036		-1,346,102

NET INCOME	$2,776,424		$2,974,490		$7,207,301		$4,711,832

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$1.85		$1.98		$4.80		$3.14

Distributions declared per share	$1.80	(1)	$2.10	(2)	$3.60	(3)	$4.10	(4)

(1)	$1.80	declared	6/12/2009
		payable	7/31/2009

(2)	$2.10	declared	6/11/2008
		paid	7/31/2008

(3)	$1.80	declared	3/10/2009	plus	$1.80	declared	6/12/2009
		paid	4/30/2009			payable	7/31/2009

(4)	$2.00	declared	3/10/2008	plus	$2.10	declared	6/11/2008
		paid	4/30/2008			paid	7/31/2008

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2009	2008
Cash flows from operating activities:
Cash received from royalties and rents	$12,420,467	$5,492,794
Cash paid to suppliers and employees	-1,162,333	-1,128,022
Interest received	142,866	189,092
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,401,000	4,553,864

Cash flows from investing activities:
U.S. Treasury securities purchased	-7,525,000	-700,000
U.S. Treasury securities matured	5,150,000	3,500,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-2,375,000	2,800,000

Cash flows from financing activities:
Distributions paid	-9,450,000	-7,350,000
NET CASH USED IN FINANCING ACTIVITIES	-9,450,000	-7,350,000

Net (decrease) increase in cash and cash equivalents	-424,000	3,864

Cash and cash equivalents at beginning of year	1,242,939	979,175

CASH AND CASH EQUIVALENTS AT JUNE 30	$818,939	$983,039

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Six Months ended June 30, 2009 and June 30, 2008

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

Note B – SECURITIES

United States Treasury securities are classified as “held-to-maturity” securities and are carried at cost, adjusted for accrued interest and amortization of premium or discount. The aggregate fair values listed in the table below are based on quoted prices in active markets for identical assets (Level 1). Securities recognized as current assets will mature within one year of the respective period ending date stated below. Securities recognized as noncurrent assets will mature one to three years from the respective period ending date stated below. Following is an analysis of the securities as of periods stated:

	Current		Noncurrent
	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008
Aggregate fair value	$4,476,141	$4,782,617	$5,796,836	$3,221,953
Gross unrealized holding gains	-21,257	-80,220	-17,732	-42,476
Gross unrealized holding losses	191	—	6,343	—
Amortized cost basis	4,455,075	4,702,397	5,785,447	3,179,477
Accrued interest	27,370	52,638	26,753	26,612
Amounts shown on balance sheets	$4,482,445	$4,755,035	$5,812,200	$3,206,089

Note C – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$57,234	$56,605	$114,467	$113,210
Interest cost	86,887	82,318	173,775	164,636
Expected return on assets	-81,772	-91,540	-163,544	-183,081
Amortization of net loss	66,581	27,300	133,162	54,601
Amortization of prior service cost	4,368	4,368	8,735	8,735
Net periodic pension cost	$133,298	$79,051	$266,595	$158,101

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarially recommended contribution to the pension plan for 2009 ranged from a minimum of $120,961 to a maximum of $626,432. The contribution made in 2008 was $412,422. The Board of Trustees will meet again in mid-September to discuss the pension plan contribution, after which the final approved contribution amount will be made by the end of September, 2009.

Note D – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2009:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	6,254,165
Cumulative shipment credits	-1,921,217
Cumulative asset disposition credits	-372,124

Principal Charges account balance	$4,985,658

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note E – COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income	$2,776,424	$2,974,490	$7,207,301	$4,711,832
Other comprehensive income:
Defined benefit pension plan -
Amortization of net loss	66,581	27,300	133,162	54,601
Amortization of prior service cost	4,368	4,368	8,735	8,735
Total other comprehensive income	70,949	31,668	141,897	63,336
Total comprehensive income	$2,847,373	$3,006,158	$7,349,198	$4,775,168

Note F – RECENTLY ADOPTED ACCOUNTING STANDARDS

Fair Value Measurements-

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The effective date of SFAS No. 157 for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis was January 1, 2008, and the Trust did adopt the provisions of SFAS No. 157 at that time as it related to financial assets and liabilities recognized or disclosed at fair value on a recurring basis. Effective January 1, 2009, pursuant to SFAS No. 157, the Trust adopted the provisions of SFAS No. 157 as it relates to non financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 had no impact on the Trust’s financial statements as the Trust does not have any non financial assets or liabilities required to be recognized or disclosed at fair value at the date of adoption.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim financial statements of publicly traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting”. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. The Trust adopted the provisions FSP FAS 107-1 as of June 30, 2009 and has included the required disclosures herein in Note B – SECURITIES.

Subsequent Events-

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Trust adopted the provisions of SFAS No. 165 as of June 30, 2009. Management has evaluated events and transactions through July 24, 2009, the date the financial statements were issued and filed with the Securities and Exchange Commission. No events or transactions have occurred subsequent to June 30, 2009 through July 24, 2009 that would have a material impact on the financial statements as of June 30, 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Six Months ended June 30, 2009 and June 30, 2008

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

As previously reported, some of the Trust’s lessees have temporarily idled their taconite plants due to lower demand for domestic steel and taconite. Keetac has been closed since late 2008 with no start-up date yet available. Hibtac recently announced that they will extend their summer shutdown through the first quarter of 2010. Minntac has had various short-term temporary shutdowns during the first half of the year, which trend could extend into the second half of the year. While any cut in production by any of our lessees can adversely affect the Trust, continued receipt of minimum royalties do mitigate this effect, in part. The Trustees continue to project a profitable year for the Trust in 2009, though they do not expect that the Trust will attain the production levels and record earnings achieved in 2008.

Results of Operations:

Royalties increased $2,946,274 during the six months ended June 30, 2009, as compared to the same period in 2008, due mainly to greater taconite tonnage mined from Trust lands, higher net minimum royalties and an overall higher average earned royalty rate for the year-to-date. Royalties increased $13,304 during the three months ended June 30, 2009, as compared to the same period in 2008, due mainly to higher net minimum royalties, offset in part by less taconite tonnage mined from Trust lands during the quarter.

Interest and other income decreased $101,871 and $40,861 during the six months and three months ended June 30, 2009, respectively, as compared to the same periods in 2008, due mainly to reduced yields on the Trust’s investments.

Costs and expenses increased $348,934 and $170,509 during the six months and three months ended June 30, 2009, respectively, as compared to the same periods in 2008, due mainly to increased pension expense and mineral land amortization.

At their meeting held on June 12, 2009, the Trustees declared a distribution of $1.80 per share, amounting to $2,700,000 payable July 31, 2009, to certificate holders of record at the close of business on June 30, 2009. The Trustees have now declared two quarterly distributions in 2009. The first, in the amount of $1.80 per share, was paid on April 30, 2009 to certificate holders of record on March 31, 2009; and the second, that being the current distribution. The first and second quarter 2008 distributions were $2.00 and $2.10 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2009 to certificate holders of record on September 30, 2009.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

At a hearing held on May 6, 2009, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 2008 were approved.

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

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)

Date	July 24, 2009	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	July 24, 2009	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:          JUNE 30, 2009

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