Form 10-Q
period 2009-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2009-10-27
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Number of shares of beneficial interest outstanding on September 30, 2009:               1,500,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	September 30 2009	December 31 2008
	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,070,893	$1,242,939
United States Treasury securities	5,142,375	4,755,035
Royalties receivable	1,768,889	7,005,183
Prepaid expenses	21,089	4,519
TOTAL CURRENT ASSETS	8,003,246	13,007,676

NONCURRENT ASSETS
United States Treasury securities	4,967,824	3,206,089

PROPERTIES
Mineral and surface lands	39,127,058	39,067,058
Less: Allowances for accumulated depletion and amortization	-35,885,704	-35,454,685
	3,241,354	3,612,373

Building and equipment	302,264	307,435
Less: Allowances for accumulated depreciation	-188,260	-190,370
	114,004	117,065
TOTAL PROPERTIES	3,355,358	3,729,438
TOTAL ASSETS	$16,326,428	$19,943,203

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$150,236	$104,356
Distributions	2,700,000	6,750,000
TOTAL CURRENT LIABILITIES	2,850,236	6,854,356

NONCURRENT LIABILITIES
Deferred compensation	124,800	124,800
Liability for pension benefits	1,666,465	1,889,417
TOTAL NONCURRENT LIABILITIES	1,791,265	2,014,217
TOTAL LIABILITIES	4,641,501	8,868,573

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	14,059,635	13,662,183
Accumulated other comprehensive loss	-2,374,708	-2,587,553
TOTAL BENEFICIARIES’ EQUITY	11,684,927	11,074,630
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$16,326,428	$19,943,203

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30				Nine Months Ended September 30
	2009		2008		2009		2008
REVENUES
Royalties	$1,996,275		$6,972,816		$10,756,272		$12,786,539
Interest and other income	74,710		83,726		217,050		327,937
	2,070,985		7,056,542		10,973,322		13,114,476
Costs and expenses	-780,834		-962,932		-2,475,870		-2,309,034

NET INCOME	$1,290,151		$6,093,610		$8,497,452		$10,805,442

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$0.86		$4.06		$5.66		$7.20

Distributions declared per share	$1.80	(1)	$3.10	(2)	$5.40	(3)	$7.20	(4)

(1)	$1.80	declared	9/18/2009
		payable	10/30/2009

(2)	$3.10	declared	9/19/2008
		paid	10/31/2008

(3)	$1.80	declared	3/10/2009	plus	$1.80	declared	6/12/2009	plus	$1.80	declared	9/18/2009
		paid	4/30/2009			paid	7/31/2009			payable	10/30/2009

(4)	$2.00	declared	3/10/2008	plus	$2.10	declared	6/11/2008	plus	$3.10	declared	9/19/2008
		paid	4/30/2008			paid	7/31/2008			paid	10/31/2008

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2009	2008
Cash flows from operating activities:
Cash received from royalties and rents	$16,016,848	$8,819,396
Cash paid to suppliers and employees	-2,005,387	-2,021,941
Interest received	208,693	270,240
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,220,154	7,067,695

Cash flows from investing activities:
U.S. Treasury securities purchased	-8,475,000	-700,000
U.S. Treasury securities matured	6,250,000	4,000,000
Expenditures for building and equipment	-17,200	-31,798
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-2,242,200	3,268,202

Cash flows from financing activities:
Distributions paid	-12,150,000	-10,500,000
NET CASH USED IN FINANCING ACTIVITIES	-12,150,000	-10,500,000

Net decrease in cash and cash equivalents	-172,046	-164,103

Cash and cash equivalents at beginning of year	1,242,939	979,175

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$1,070,893	$815,072

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three and Nine Months ended September 30, 2009 and September 30, 2008

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

	Current		Noncurrent
	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2009	Dec. 31, 2008
Aggregate fair value	$5,150,407	$4,782,617	$4,971,187	$3,221,953
Gross unrealized holding gains	-25,936	-80,220	-13,475	-42,476
Gross unrealized holding losses	—	—	—	—
Amortized cost basis	5,124,471	4,702,397	4,957,712	3,179,477
Accrued interest	17,904	52,638	10,112	26,612
Amounts shown on balance sheets	$5,142,375	$4,755,035	$4,967,824	$3,206,089

Note C – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2009	2008	2009	2008
Service cost	$57,233	$56,605	$171,700	$169,815
Interest cost	86,888	82,318	260,663	246,954
Expected return on assets	–81,771	–91,541	–245,315	–274,622
Amortization of net loss	66,581	27,301	199,743	81,902
Amortization of prior service cost	4,367	4,367	13,102	13,102
Net periodic pension cost	$133,298	$79,050	$399,893	$237,151

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarially recommended contribution to the pension plan for 2009 ranged from a minimum of $120,961 to a maximum of $626,432. The Board of Trustees approved of a contribution to the pension plan for 2009 in the amount of $410,000, comparable to last year, which contribution was made in September, 2009.

Note D – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2009:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	6,254,165
Cumulative shipment credits	–1,936,478
Cumulative asset disposition credits	–372,124

Principal Charges account balance	$4,970,397

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note E – COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2009	2008	2009	2008
Net income	$1,290,151	$6,093,610	$8,497,452	$10,805,442
Other comprehensive income:
Defined benefit pension plan -
Amortization of net loss	66,581	27,301	199,743	81,902
Amortization of prior service cost	4,367	4,367	13,102	13,102
Total other comprehensive income	70,948	31,668	212,845	95,004
Total comprehensive income	$1,361,099	$6,125,278	$8,710,297	$10,900,446

Note F – RECENTLY ADOPTED ACCOUNTING STANDARDS

Codification-

In July 2009, the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. This guidance is contained in ASC Topic 105 “Generally Accepted Accounting Principles.” The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. This guidance is effective for interim and annual periods ending after September 15, 2009. The Trust adopted the provisions of this guidance as of September 30, 2009. The Trust’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

Fair Value Measurements-

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance is contained in ASC Topic 820 “Fair Value Measurements and Disclosures.” This guidance does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The effective date of this guidance for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis was January 1, 2008, and the Trust did adopt the provisions of this guidance at that time as it related to financial assets and liabilities recognized or disclosed at fair value on a recurring basis. Effective January 1, 2009, pursuant to this guidance, the Trust adopted the provisions of this guidance as it relates to non financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this guidance had no impact on the Trust’s financial statements as the Trust does not have any non financial assets or liabilities required to be recognized or disclosed at fair value at the date of adoption.

In April 2009, the FASB issued guidance that extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is primarily contained in ASC Topic 825 “Financial Instruments” and ASC Topic 270 “Interim Reporting.” This guidance is effective for interim periods ending after June 15, 2009. The Trust adopted the provisions of this guidance as of June 30, 2009 and has included the required disclosures herein in Note B – SECURITIES.

Note F – RECENTLY ADOPTED ACCOUNTING STANDARDS - continued

Subsequent Events-

In May 2009, the FASB issued guidance that is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is contained in ASC Topic 855 “Subsequent Events.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual periods ending after June 15, 2009. The Trust adopted the provisions of this guidance as of June 30, 2009. Management has evaluated events and transactions as of the date and time the financial statements were issued and filed with the Securities and Exchange Commission, that being October 27, 2009. No events or transactions have occurred subsequent to September 30, 2009 through the date and time of the filing on October 27, 2009 that would have a material impact on the financial statements as of September 30, 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Periods of Three and Nine Months ended September 30, 2009 and September 30, 2008

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

As previously reported, the present global economy has caused temporary shutdowns and reduced operating activities at the taconite facilities on the Mesabi Iron Range in northeastern Minnesota. As a consequence, our primary lessees, Keetac, Hibtac and Minntac, have reduced their projections of taconite shipments from Trust lands. Specifically, Keetac has been temporarily idled since late 2008. Hibtac has reported that it will extend its summer shutdown through the first quarter of 2010. Though Minntac was operating at a reduced rate for most of the third quarter of 2009, it recently started up its remaining pellet processing lines and is currently operating at full capacity. On a positive note, commodity prices, which are reflected in the producer price indices that impact most of our royalty rates, appear to be leveling off from their decline that started late 2008. Despite the decreased demand for steel and taconite pellets, as previously reported, we continue to think that 2009 will still be a profitable year for the Trust, though we will not attain the production levels and record earnings achieved in 2008.

Results of Operations:

Royalties decreased $2,030,267 and $4,976,541 during the nine months and three months ended September 30, 2009, respectively, as compared to the same periods in 2008, due mainly to less taconite tonnage mined from Trust lands, a result of reduced operating activities at our lessees’ taconite facilities.

Interest and other income decreased $110,887 and $9,016 during the nine months and three months ended September 30, 2009, respectively, as compared to the same periods in 2008, due mainly to reduced yields on the Trust’s investments.

Costs and expenses increased $166,836 during the nine months ended September 30, 2009, as compared to the same period in 2008, due mainly to increased pension expense. Costs and expenses decreased $182,098 during the three months ended September 30, 2009, as compared to the same period in 2008, due mainly to the implementation of mineral land amortization in the third quarter of 2008.

At their meeting held on September 18, 2009, the Trustees declared a distribution of $1.80 per share, amounting to $2,700,000 payable October 30, 2009, to certificate holders of record at the close of business on September 30, 2009. The Trustees have now declared three quarterly distributions in 2009. The first, in the amount of $1.80 per share, was paid on April 30, 2009 to certificate holders of record on March 31, 2009; the second, in the amount of $1.80 per share, was paid on July 31, 2009 to certificate holders of record on June 30, 2009; and the third, that being the current distribution. The first, second and third quarter 2008 distributions were $2.00, $2.10 and $3.10 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2010 to certificate holders of record on December 31, 2009.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
Pursuant to a Petition filed with the Ramsey County District Court, the Trustees of Great Northern Iron Ore Properties requested the confirmation of their appointment of a successor Trustee for John H. Roe III who passed away July 13, 2009. By Court Order dated October 19, 2009, the District Court Judge confirmed the appointment of James E. Swearingen as a successor Trustee, effective December 1, 2009.

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	October 27, 2009	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and
Chief Executive Officer

Date	October 27, 2009	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President &
Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:     SEPTEMBER 30, 2009

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