Form 10-K
period 2009-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2010-02-18
CIK 43410

Annual Report on Form 10-K

Great Northern Iron Ore Properties

December 31, 2009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission File Number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 651 / 224-2385

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Trustees’ Certificates of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act—None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, that being June 30, 2009, the aggregate market value of the registrant’s certificates (shares) of beneficial interest held by non-affiliates of the registrant was $129,750,000 based on the closing sale price as reported on the New York Stock Exchange Euronext – Composite Inter-Market Trading System.

The number of certificates (shares) of beneficial interest outstanding as of the close of the period covered by this report:

Trustees’ Certificates of Beneficial Interest – 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2009, attached hereto as Exhibit 13, are incorporated by reference into Part II.

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

Item 1.       BUSINESS – Continued

The Trust has previously provided information in its various Securities and Exchange Commission filings, including its Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and properties) and the balance in the Principal Charges account, less any and all expenses and obligations of the Trust upon termination. To offer a hypothetical example, without factoring in any expenses and obligations of the Trust upon its termination, and using the financial statement values as of December 31, 2009, the net monies were approximately $7,867,000 and the Principal Charges account balance was approximately $4,931,000, resulting in a final distribution payable of approximately $12,798,000, or about $8.53 per share. After payment of this final distribution, the certificates of beneficial interest (shares) would be cancelled and have no further value. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years and will not be “final” until after the termination and wind-down of the Trust. The Trust offers this example to further inform investors about the conceptual nature of the final distribution and does not imply or guarantee a specific known final distribution amount.

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

Although the Registrant owns in excess of 67,000 acres in varied fee (surface and/or mineral) and ownership percentage interests in northeastern Minnesota, our mineral interests on the Mesabi Iron Range formation represent 12,033 acres, including approximately 7,443 acres which are wholly owned, 1,080 acres in which the Registrant is a tenant in common with a 91% interest, 3,350 acres in tenancy in common with a 50% interest and 160 acres in tenancy in common with other fractional interests. Of said mineral interest total, 9,695 acres are under lease and 2,338 acres are unleased.

None of the Registrant’s leases provide for any right of renewal by the lessees upon expiration, even though unmined minerals might remain. Any extension of any such terminating lease would have to be negotiated in the same manner as unleased properties.

Item 1.       BUSINESS – Continued

The Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, our engineers estimate that the proven and probable ore reserves of magnetic taconite under lease as of December 31, 2009, were equivalent to approximately 381,221,000 tons of pellets. These ore reserves are developed from exploration drilling (diamond drilling) analyses performed by our lessees (steel and mining companies), with our interaction and assistance, though they have never been audited by any external party as this is not a customary practice. Although the ore reserves generally are adjusted downward each year for taconite pellet shipments, they also may increase due to new leases entered into and/or amendments to existing leases. In addition, reserve adjustments (positive or negative) are made from time to time when additional diamond drilling results in adjustments to the estimates. (See table of current leases within this “Item 1. Business” section for additional reserve information.)

Present leases provide for minimum royalties aggregating approximately $4,043,000 for the year 2010 even if no taconite is mined. This entire amount is attributable to long-term taconite leases.

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

Item 1.       BUSINESS – Continued

The Registrant’s royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, minimum royalties collected and absorption of minimum royalties collected. Following is a summary of shipments by lessee (operating facility) during 2009, 2008 and 2007:

	Pellet Tons Shipped
	2009	2008	2007

Hibbing Taconite Company	3,083,739	3,505,531	2,763,719
U.S. Steel Corporation – Minntac	2,750,089	3,377,329	4,416,137
U.S. Steel Corporation – Keetac	–	532,620	956,573
	5,833,828	7,415,480	8,136,429

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

The Trustees provided annual income tax information in January 2010 to certificate holders of record with holdings on any of the four quarterly record dates during 2009. This information included the following:

•      Substitute Form 1099-MISC – This form reported the certificate holder’s 2009 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign certificate holders received a Form 1042-S.)

•      Trust Supplemental Statement – This statement reported the number of units (shares) held by the certificate holder on any of the four quarterly record dates in 2009.

•      Tax Return Guide – This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

Item 1.       BUSINESS – Continued

At December 31, 2009, the Registrant employed ten persons. We have been engaged in only one line of business, namely the leasing and maintenance of our mineral properties. Our business is not seasonal, but income primarily depends upon production by the steel and mining companies that lease our properties. We have no operations in foreign countries. Our customers’ (or lessees’) taconite facilities are all located in northeastern Minnesota, though the ownership interests and/or corporate headquarters are elsewhere, as explained in the footnotes to the table below.

The Registrant maintains a Web site, which can be found at www.gniop.com. Information about the Registrant posted on the Web site includes: General Trust information, Securities and Exchange Commission filings (Forms 10-K, Forms 10-Q, Forms 8-K), Annual Reports, Tax Return Guides, Quarterly Distribution Releases, Quarterly Earnings Releases, Court Hearings, Audit Committee Charter, Code of Ethics, Contact and other information. We will, upon request, be pleased to furnish to any certificate holder or investor, free of charge, a paper copy of any of the above documents for any recent year.

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

(e)   Lessee termination provision requires notice of: (1) 1 year; (2) 6 months.

Item 1.       BUSINESS – Continued

Table of Registrant’s current leases:

Lease (a)	Mineral Acres (b)	Other Acres (c)	Total Number of Leased Acres	Magnetic Ore Reserves in Pellet Tons (000) (d)	GNIOP Interest	County Location	Term (e)

Bennett Annex (2)	237	–	237	–	100%	St. Louis	1/1/1965 to 12/31/2039 (1)
Carmi-Campbell (2)	1,417	180	1,597	22,549	100	St. Louis	7/1/1959 to 12/31/2010 (1)
Enterprise-Mississippi (incl. Miss. #3 & Stevenson) (2)	696	80	776	14,188	100	St. Louis and Itasca	1/1/1961 to 12/31/2010 (2)
Hanna Taconite #1 (2)	40	–	40	–	100	Itasca	4/1/1962 to 12/31/2010 (2)
Gray Annex (3)	40	–	40	–	50	St. Louis	1/1/1974 to 1/1/2049 (1)

Ontario 50% (3)	1,317	80	1,397	20,320	50	St. Louis and Itasca	7/1/1978 to 12/31/2016 (1)
Ontario 100% (incl. Stevenson Townsite) (3)	280	120	400	13,736	100	St. Louis and Itasca	7/1/1978 to 12/31/2016 (1)
Ontario #3 (3)	40	40	80	457	25	St. Louis	1/2/1993 to 12/31/2016 (1)
Mahoning (3)	940	40	980	38,632	100	St. Louis and Itasca	1/1/1979 to 12/31/2026 (1)
Russell Annex/Theodore (2)	200	–	200	1,106	50	Itasca	1/1/1966 to 12/31/2040 (1)

L&W/Leetonia (3)	80	–	80	2,957	50/~51	St. Louis	1/1/2005 to 12/31/2014 (1)
South Stevenson (2)	180	–	180	17,637	100	St. Louis	4/1/1966 to 4/1/2041 (1)
Minntac (1)	1,525	200	1,725	160,605	100	St. Louis	1/1/1959 to 12/31/2057 (2)
Atkins (1)	440	40	480	39,314	~91	St. Louis	8/1/1984 to 12/31/2033 (2)
MSI 100% (4)	1,190	877	2,067	20,466	100	Itasca	11/29/2006 to 12/31/2036 (2)

MSI BLGN (4)	1,073	–	1,073	29,254	50	Itasca	11/29/2006 to 12/31/2036 (2)
MSI 50% (4)	–	80	80	–	50	Itasca	11/29/2006 to 12/31/2036 (2)

Totals	9,695	1,737	11,432	381,221

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

Compliance with Section 646 of the Internal Revenue Code is integral to the level of distributions paid to the certificate holders. Should it be determined that we have violated the requirements of Section 646, the Trust would be taxed as a corporation versus a grantor trust. This would mean our income would be taxable upon our receipt and again upon receipt by the certificate holders. It is the Trustees’ opinion that the Trust has remained in compliance with the provisions of Section 646 since its election in 1988.

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

Item 3.       LEGAL PROCEEDINGS – Continued

By a letter dated March 24, 2009, certificate holders of record as of December 31, 2008, and the reversioner were notified of a hearing on May 6, 2009, in Ramsey County District Court, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 2008. By Court Order signed and dated May 6, 2009, the 2008 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Pursuant to a Petition before a Judge of the Ramsey County District Court, Saint Paul, Minnesota, a Court Order was granted, signed and dated October 19, 2009, confirming the appointment of successor Trustee James E. Swearingen, effective December 1, 2009, which vacancy was created by the passing of Trustee John H. Roe III on July 13, 2009.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF CERTIFICATE HOLDERS

None.

PART II

Item 5.       MARKET FOR REGISTRANT’S SHARES OF BENEFICIAL INTEREST, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest, Market Prices and Distributions on pages 5 and 6 of the Annual Report to Certificate Holders for the year ended December 31, 2009, attached hereto as Exhibit 13, are incorporated herein by reference. There are no issuer purchases of equity securities. No performance graph is required, as the Registrant is a nonvoting trust and the Trustees are not elected by the certificate holders; therefore, the performance graph has been omitted.

Item 6.       SELECTED FINANCIAL DATA

Selected Financial Data (Summary of Operations) on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2009, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trustees’ & Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 10, inclusive, of the Annual Report to Certificate Holders for the year ended December 31, 2009, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant are included in the Annual Report to Certificate Holders for the year ended December 31, 2009, attached hereto as Exhibit 13, and are incorporated herein by reference:

Balance Sheets – December 31, 2009 and 2008.

Statements of Beneficiaries’ Equity – Years ended December 31, 2009, 2008 and 2007.

Statements of Income – Years ended December 31, 2009, 2008 and 2007.

Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007.

Notes to Financial Statements – December 31, 2009.

Quarterly Results of Operations (unaudited), as shown in “Note H” of the Notes to the Financial Statements contained in the Annual Report to Certificate Holders for the year ended December 31, 2009, attached hereto as Exhibit 13, are incorporated herein by reference.

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

Item 9A.    CONTROLS AND PROCEDURES – Continued

Management’s Report on Internal Control over Financial Reporting on page 11 of the Annual Report to Certificate Holders for the year ended December 31, 2009, attached hereto as Exhibit 13, is incorporated herein by reference.

The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting on pages 25 and 26 of the Annual Report to Certificate Holders for the year ended December 31, 2009, attached hereto as Exhibit 13, is incorporated herein by reference.

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

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees (who are not employees of the Trust) and officers, as of December 31, 2009, whose terms of office are not fixed for a specified time:

Name and Position		Age	Years of Service in Position

Joseph S. Micallef	Trustee President of the Trustees and Chief Executive Officer	76	33 11
Roger W. Staehle (1)	Independent Trustee	76	28
Robert A. Stein (2)	Independent Trustee	71	28
James E. Swearingen (3)	Independent Trustee	66	<1
Thomas A. Janochoski	Vice President & Secretary and Chief Financial Officer	51	18

The Board of Trustees meets quarterly throughout the year. The principal occupations and directorships of the Trustees and officers during the last five years are as follows:

JOSEPH S. MICALLEF

President of the Trustees and Chief Executive Officer, Great Northern Iron Ore Properties.

Mr. Micallef has been a Trustee since 1976 and the President of the Trustees since 1999. Pursuant to the Trust Agreement, the President of the Trustees (aka Chairman of the Board) is also defined as the “active manager and executive officer in carrying on the business devolving on the trustees” (aka Chief Executive Officer). Mr. Micallef’s principal occupation for over 25 years was that of President and Chief Executive Officer of Fiduciary Counselling, Inc., whose principal business is to provide accounting, tax and investment services to individuals, trusts, partnerships, holding companies and foundations. He also serves on the William Mitchell College of Law Board of Directors as of 2009. Mr. Micallef is recognized for his considerable experience with trusts, estate planning and charitable foundations, and serves on a number of foundation boards.

_________________________

(1)   Roger W. Staehle is an independent member, pursuant to NYSE standards, of the Trust’s Audit Committee.

(2)   Robert A. Stein is an independent member, pursuant to NYSE standards, and the chairman of the Trust’s Audit Committee. He is deemed, for purposes thereto, to be a financial expert. He also presides at all non-management executive sessions.

(3)   James E. Swearingen is an independent member, pursuant to NYSE standards, of the Trust’s Audit Committee. He is deemed, for purposes thereto, to be a financial expert.

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Continued

ROGER W. STAEHLE

Adjunct Professor, Institute of Technology, University of Minnesota;
Industrial Consultant in the field of Metallurgy.

Dr. Staehle has been a Trustee since 1982. He was the Dean of the Institute of Technology at the University of Minnesota from 1979 to 1983 as well as Professor of Chemical Engineering and Materials Science from 1979 to 1987. He is now an Adjunct Professor in that department. Prior to the University of Minnesota, he was Professor of Metallurgical Engineering at Ohio State University from 1965 to 1979. His specialty is in the degradation and prediction of materials especially in nuclear energy applications. He was elected to the National Academy of Engineering in 1978 and is a Fellow of three technical societies. In addition, he was the International Nickel Professor of Corrosion Science and Engineering at Ohio State University. He is also an editor of over 20 books in his field. Dr. Staehle is recognized as a world wide consultant to governments and industries on the safe and reliable performance of nuclear reactors, and is considered an expert in metallurgy and minerals.

ROBERT A. STEIN

Everett Fraser Professor of Law, University of Minnesota;

Executive Director and Chief Operating Officer, American Bar Association, until October 2006.

Mr. Stein has been a Trustee since 1982. He was the Dean of the Law School of the University of Minnesota from 1979 to 1994, though he has been affiliated with the Law School since 1964. Beginning in 1994 and until October 2006, he also served as Executive Director and Chief Operating Officer of the American Bar Association. He now holds the Everett Fraser Professor of Law position with the Law School at the University of Minnesota. His legal career has concentrated on estates, trusts, property law, estate planning and fiduciary obligations. Mr. Stein is recognized as an authority on trusts and trust law and has authored numerous publications on these topics. He also serves as the Trust’s Audit Committee Chairman.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Continued

JAMES E. SWEARINGEN (since December 1, 2009)

Director, PolyMet Mining Corporation;

Chief Financial Officer, PolyMet Mining Corporation until December 2007.

Mr. Swearingen was appointed Trustee, effective December 1, 2009. He is currently a director with PolyMet Mining Corporation, a non-ferrous operation in northeastern Minnesota primarily mining for nickel and copper. He also is an advisor to the University of Minnesota’s Natural Resource Research Institute. Mr. Swearingen formerly managed the largest mining operation in North America, which is U.S. Steel’s Minntac taconite facility in northeastern Minnesota on the Mesabi Iron Range, serving as General Manager of their Minnesota Ore Operations. He has also previously served as the co-chair on the Governor’s Committee on Minnesota’s Mining Future, as a director of the Iron Mining Association of Minnesota, as a director of the American Iron Ore Association, and as a consultant in the mining industry. Mr. Swearingen is recognized for his considerable experience in the taconite mining industry.

THOMAS A. JANOCHOSKI

Vice President & Secretary, Chief Financial Officer, Great Northern Iron Ore Properties;

Director and President, Iron Ore Lessors Association Inc.

Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

John H. Roe III also served as a Trustee from September 2001 until he passed away on July 13, 2009.

There are no family relationships between any of the above persons.

Item 11.     EXECUTIVE COMPENSATION

Summary Compensation Table(a)

Name and Principal Position	Year	Salary	Bonus	Pension Values(b)	Total

Joseph S. Micallef	2009	$180,000	$80,000	$–	$260,000
Chief Executive Officer and	2008	170,000	80,000	–	250,000
President of the Trustees	2007	160,000	60,000	–	220,000

Thomas A. Janochoski	2009	155,233	8,000	60,542	223,775
Chief Financial Officer and	2008	150,200	8,000	72,625	230,825
Vice President & Secretary	2007	145,767	6,000	30,992	182,759

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

The compensation of the Trustees and CEO is established by the Trust Agreement (as modified by Court Orders). That is, the CEO does not participate in setting his own compensation. In addition, the Board of Trustees, as a whole, establishes and approves of all compensation for all employees of the Trust (including that of the CFO) based on market data obtained from time to time, as deemed necessary.

Compensation Committee Report & Interlocks and Insider Participation

The Board of Trustees, as a whole, has reviewed and discussed this Compensation Discussion and Analysis (“CD&A”) with management and, based on such review and discussion, has recommended that the CD&A be included in the Registrant’s annual report. The Board of Trustees has not designated a separate compensation committee, and the Trustees take all actions with respect to risk oversight and compensation themselves due to their trustee fiduciary obligations pursuant to the Trust Agreement. This report is respectfully submitted by Joseph S. Micallef, Roger W. Staehle, Robert A. Stein and James E. Swearingen, collectively, as the Board of Trustees of Great Northern Iron Ore Properties.

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

In addition to the CFO’s base salary, the Summary Compensation Table includes $8,100, $7,300 and $6,900 under the column heading “Salary” for nonqualified deferred compensation plan contributions accrued by the Trust for the benefit of the CFO for the years 2009, 2008 and 2007, respectively (as discussed and shown below under a separate table).

The CFO’s bonus compensation was established in 2001 to reward the CFO for any productive year by the Trust that effectively results in gross revenues in excess of $5,000,000, the same threshold used for the bonus calculation of the CEO. The CFO’s bonus compensation is equal to ten percent (10%) of the CEO’s bonus compensation, resulting in a current maximum annual bonus of $8,000.

The increase in the actuarial present value of accumulated benefits under the column heading “Pension Values” for the CFO within the Trust’s defined benefit pension plan (as discussed and shown below under a separate table) amounted to $60,542, $72,625 and $29,231 for the years 2009, 2008 and 2007, respectively. The CFO participates in the pension plan, along with all other employees, on a nondiscriminatory basis.

Item 11.     EXECUTIVE COMPENSATION – Continued

In addition to the CFO’s compensation attributed to the increase in the actuarial present value of accumulated benefits as stated above, the column heading “Pension Values” also includes $0, $0 and $1,761 of above-market returns pertaining to nonqualified deferred compensation earnings accrued by the Trust for the benefit of the CFO for the years 2009, 2008 and 2007, respectively, under the nonqualified deferred compensation plan (as discussed and shown below under a separate table).

The CFO does not receive any stock awards, option awards or non-equity incentive plan compensation. Accordingly, such columns in the table and the corresponding supplemental tables have been omitted. In addition, the CFO did not receive any other compensation that would require disclosure under the column heading “All Other Compensation.”

Post-Employment Compensation

Pension Benefits Table

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Thomas A. Janochoski (CFO)	Defined Benefit Pension Plan	20	$609,679	$ –

Only employees of the Trust (not Trustees) are eligible to participate in the Trust’s pension plan and, as such, post-employment compensation disclosure is not applicable for the CEO or the other Trustees. The CFO, as an employee of the Trust, does participate in the Trust’s defined benefit pension plan on a nondiscriminatory basis with the other employees of the Trust.

The Number of Years Credited Service reflects the years of credited service currently vested as of December 31, 2009. The normal retirement benefit is a straight life annuity as of the end of the Trust and is based on the highest sixty (60) consecutive months average salary (annualized), the years of credited service and three percent (3%) per year of credited service, as defined in the pension plan. The pension plan also provides for a $500/month supplemental bridge payment (a nondiscriminatory benefit) that begins as of the end of the Trust (due to an involuntary early retirement resulting from Trust termination) and continues until the earlier of the participant’s death or attainment of age 65.

Item 11.     EXECUTIVE COMPENSATION – Continued

The early retirement age, as defined in the pension plan, is the earliest date that the participant could elect early retirement based on the participant’s years of credited service and the participant’s age, the sum of which must equal or exceed 62. The CFO is currently eligible to elect an early retirement benefit. The early retirement benefit is calculated similar to the normal retirement benefit, except the percentage used for years of credited service equals two and one-quarter percent (2 1/4%), and the benefit is reduced by 1/15 for each of the first five years preceding the normal retirement age of 65 and by 1/30 for each year before that until the early retirement age is reached, and the $500/month supplemental bridge payment is not applicable. However, if an employee is eligible for early retirement as of the end of the Trust, the employee’s benefit will be unreduced, similar to the calculation of the normal retirement benefit. Actuarial equivalent annuity options are also available to all participants in the pension plan in lieu of a straight life annuity.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End

Thomas A. Janochoski (CFO)	$ –	$8,100	$3,300	$ –	$69,000

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

Item 11.     EXECUTIVE COMPENSATION – Continued

Of the total $8,100 in Registrant Contributions and total $3,300 in Aggregate Earnings listed in the table above, $8,100 (deferred compensation) and $0 (above-market earnings) were included in the Summary Compensation Table under the respective column headings “Salary” and “Pension Values” for the year 2009. In addition, of the total $69,000 Aggregate Balance listed in the table above, $7,300 and $6,900 (deferred compensation) were included in the Summary Compensation Table under the column heading “Salary” for the years 2008 and 2007, respectively; and $0 and $1,761 (above-market earnings) were included in the Summary Compensation Table under the column heading “Pension Values” for the years 2008 and 2007, respectively.

Compensation of Directors/Trustees (Other Than the CEO)

Directors Compensation Table

Name	Current Fiscal Year Fees Earned or Paid in Cash

Roger W. Staehle, Trustee	$70,000
Robert A. Stein, Trustee	70,000
James E. Swearingen, Trustee (since 12/1/2009)	5,945
John H. Roe III, Trustee (deceased 7/13/2009)	37,205

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

Item 11.     EXECUTIVE COMPENSATION – Continued

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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The only authorized securities of the Registrant are Trustees’ Certificates of Beneficial Interest. These securities are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102). The holders of these securities do not have voting rights. The Trust is not aware of any entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2009.

(b)	There were no Certificates of Beneficial Interest of Great Northern Iron Ore Properties owned or pledged by the Trustees or officers of the Trust as of December 31, 2009.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no certain relationships or related transactions requiring disclosure under this section. Director independence is set forth in “Item 10. Directors, Executive Officers and Corporate Governance” of this report.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit and non-audit services (printing and reproduction services) were preapproved by the Audit Committee. Fees paid in 2009 for the annual audit services were $77,000, for audited-related services were $1,350, for tax services were $0 and for all other services were $3,000. Fees paid in 2008 for the annual audit services were $76,600, for audit-related services were $6,350, for tax services were $0 and for all other services were $4,799.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following financial statements of Great Northern Iron Ore Properties are included in the Registrant’s Annual Report to Certificate Holders for the year ended December 31, 2009, attached hereto as Exhibit 13, and are incorporated by reference in Item 8:

Balance Sheets – December 31, 2009 and 2008.

Statements of Beneficiaries’ Equity – Years ended December 31, 2009, 2008 and 2007.

Statements of Income – Years ended December 31, 2009, 2008 and 2007.

Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007.

Notes to Financial Statements – December 31, 2009.

(2)	All Item 15(c) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Listing of Exhibits – See the “Exhibit Index” immediately following the signature page.

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES – Continued

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

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)

/s/ Joseph S. Micallef	February 18, 2010
Joseph S. Micallef, Chief Executive Officer, Trustee and President of the Trustees	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger W. Staehle	February 18, 2010
Roger W. Staehle, Trustee	Date

/s/ Robert A. Stein	February 18, 2010
Robert A. Stein, Trustee	Date

/s/ James E. Swearingen	February 18, 2010
James E. Swearingen, Trustee	Date

/s/ Thomas A. Janochoski	February 18, 2010
Thomas A. Janochoski, Vice President & Secretary, Chief Financial Officer, and in the capacity of Principal Accounting Officer	Date

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2009

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