Form 10-Q
period 2010-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2010-04-27
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

Number of shares of beneficial interest outstanding on March 31, 2010:            1,500,000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	March 31 2010	December 31 2009
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$792,807	$924,234
United States Treasury securities	4,500,613	3,970,025
Royalties receivable	3,087,858	3,575,737
Prepaid expenses	46,742	4,519
TOTAL CURRENT ASSETS	8,428,020	8,474,515

NONCURRENT ASSETS
United States Treasury securities	3,770,169	5,018,513

PROPERTIES
Mineral and surface lands	39,127,058	39,127,058
Less: Allowances for accumulated depletion and amortization	-36,175,777	-36,029,377
	2,951,281	3,097,681

Building and equipment	301,464	302,264
Less: Allowances for accumulated depreciation	-201,092	-195,076
	100,372	107,188
TOTAL PROPERTIES	3,051,653	3,204,869
TOTAL ASSETS	$15,249,842	$16,697,897

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$139,756	$112,156
Distributions	3,000,000	3,900,000
TOTAL CURRENT LIABILITIES	3,139,756	4,012,156

NONCURRENT LIABILITIES
Deferred compensation	150,000	150,000
Liability for pension benefits	1,508,246	1,463,719
TOTAL NONCURRENT LIABILITIES	1,658,246	1,613,719
TOTAL LIABILITIES	4,798,002	5,625,875

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	12,431,709	13,110,687
Accumulated other comprehensive loss	-1,979,869	-2,038,665
TOTAL BENEFICIARIES’ EQUITY	10,451,840	11,072,022
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$15,249,842	$16,697,897

Note:  The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
	2010		2009
REVENUES
Royalties	$3,087,858		$5,207,868
Interest and other income	82,322		83,889
	3,170,180		5,291,757
Costs and expenses	-849,158		-860,880

NET INCOME	$2,321,022		$4,430,877

Weighted-average shares outstanding	1,500,000		1,500,000

BASIC AND DILUTED EARNINGS PER SHARE	$1.55		$2.95

Distributions declared per share	$2.00	(1)	$1.80	(2)

(1)	$2.00	declared	3/22/2010
		payable	4/30/2010

(2)	$1.80	declared	3/10/2009
		paid	4/30/2009

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Cash received from royalties and rents	$3,636,471	$7,208,866
Cash paid to suppliers and employees	-607,242	-590,259
Interest received	39,344	89,042
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,068,573	6,707,649

Cash flows from investing activities:
United States Treasury securities purchased	-500,000	-1,750,000
United States Treasury securities matured	1,200,000	1,375,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	700,000	-375,000

Cash flows from financing activities:
Distributions paid	-3,900,000	-6,750,000
NET CASH USED IN FINANCING ACTIVITIES	-3,900,000	-6,750,000

Net decrease in cash and cash equivalents	-131,427	-417,351

Cash and cash equivalents at beginning of year	924,234	1,242,939

CASH AND CASH EQUIVALENTS AT MARCH 31	$792,807	$825,588

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three Months ended March 31, 2010 and March 31, 2009

Note A – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year.  For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2009.

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

	Current		Noncurrent
	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009
Aggregate fair value	$4,503,969	$3,960,453	$3,770,117	$5,009,195
Gross unrealized holding gains	-17,036	-17,051	-11,497	-5,941
Gross unrealized holding losses	—	11	2,360	5,299
Amortized cost basis	4,486,933	3,943,413	3,760,980	5,008,553
Accrued interest	13,680	26,612	9,189	9,960
Amounts shown on balance sheets	$4,500,613	$3,970,025	$3,770,169	$5,018,513

Note C – PENSION PLAN

A summary of the components of net periodic pension cost for the three months ended March 31 is as follows:

	2010	2009
Service cost	$61,606	$57,233
Interest cost	79,667	86,888
Expected return on assets	-96,746	-81,772
Amortization of net loss	54,429	66,581
Amortization of prior service cost	4,367	4,367
Net periodic pension cost	$103,323	$133,297

The Trust had previously disclosed in its Annual Report as of December 31, 2009, that the next contribution to the plan for 2010 is estimated to approximate $625,000, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year-end, March 31.  No additional updated information is available at this time.

Note D – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.”  This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner.  This account is neither an asset nor a liability of the Trust.  Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust.  The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets.  Following is an analysis of this account as of March 31, 2010:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	6,254,165
Cumulative shipment credits	-2,001,271
Cumulative asset disposition credits	-372,124

Principal Charges account balance	$4,905,604

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note E – COMPREHENSIVE INCOME

A summary of the components of comprehensive income for the three months ended March 31 is as follows:

	2010	2009
Net income	$2,321,022	$4,430,877
Other comprehensive income:
Defined benefit pension plan-
Amortization of net loss	54,429	66,581
Amortization of prior service cost	4,367	4,367
Total other comprehensive income	58,796	70,948
Total comprehensive income	$2,379,818	$4,501,825

Note F – Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Accounting Standards Codification (“ASC”) Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The Trust adopted the provisions of ASU 2010-06, effective January 1, 2010; however, the adoption of this ASU had no impact on the Trust’s financial statements.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2010 and March 31, 2009

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

Results of Operations:

Royalties decreased $2,120,010 during the three months ended March 31, 2010, as compared to the same period in 2009, due mainly to less tonnage mined from Trust lands.

At their meeting held on March 22, 2010, the Trustees declared a distribution of $2.00 per share, amounting to $3,000,000 payable April 30, 2010, to certificate holders of record at the close of business on March 31, 2010.  At their meeting held on March 10, 2009, the Trustees declared a distribution of $1.80 per share, amounting to $2,700,000 paid on April 30, 2009, to certificate holders of record at the close of business on March 31, 2009.  The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter.  The next distribution will be paid in late July 2010 to certificate holders of record on June 30, 2010.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

– None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2009 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

– None

Item 3.     Defaults Upon Senior Securities

– None

Item 4.     Other Information

– None

Item 5.     Exhibits

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	April 27, 2010	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	April 27, 2010	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:           MARCH 31, 2010

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