Form 10-Q
period 2010-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2010-07-21
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Number of shares of beneficial interest outstanding on June 30, 2010:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30 2010	December 31 2009
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$599,743	$924,234
United States Treasury securities	5,781,334	3,970,025
Royalties receivable	5,240,349	3,575,737
Prepaid expenses	33,979	4,519
TOTAL CURRENT ASSETS	11,655,405	8,474,515

NONCURRENT ASSETS
United States Treasury securities	2,190,197	5,018,513

PROPERTIES
Mineral and surface lands	39,127,058	39,127,058
Less: Allowances for accumulated depletion and amortization	-36,322,177	-36,029,377
	2,804,881	3,097,681

Building and equipment	312,767	302,264
Less: Allowances for accumulated depreciation	-208,202	-195,076
	104,565	107,188
TOTAL PROPERTIES	2,909,446	3,204,869
TOTAL ASSETS	$16,755,048	$16,697,897

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$97,863	$112,156
Distributions	4,125,000	3,900,000
TOTAL CURRENT LIABILITIES	4,222,863	4,012,156

NONCURRENT LIABILITIES
Deferred compensation	150,000	150,000
Liability for pension benefits	1,552,773	1,463,719
TOTAL NONCURRENT LIABILITIES	1,702,773	1,613,719
TOTAL LIABILITIES	5,925,636	5,625,875

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	12,750,485	13,110,687
Accumulated other comprehensive loss	-1,921,073	-2,038,665
TOTAL BENEFICIARIES’ EQUITY	10,829,412	11,072,022
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$16,755,048	$16,697,897

Note:  The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
REVENUES
Royalties	$5,256,998		$3,552,129		$8,344,856		$8,759,997
Interest and other income	31,732		58,451		114,054		142,340
	5,288,730		3,610,580		8,458,910		8,902,337
Costs and expenses	-844,954		-834,156		-1,694,112		-1,695,036

NET INCOME	$4,443,776		$2,776,424		$6,764,798		$7,207,301

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.96		$1.85		$4.51		$4.80

Distributions declared per share	$2.75	(1)	$1.80	(2)	$4.75	(3)	$3.60	(4)

(1)	$2.75	declared	6/7/2010
		payable	7/30/2010

(2)	$1.80	declared	6/12/2009
		paid	7/31/2009

(3)	$2.00	declared	3/22/2010	plus	$2.75	declared	6/7/2010
		paid	4/30/2010			payable	7/30/2010

(4)	$1.80	declared	3/10/2009	plus	$1.80	declared	6/12/2009
		paid	4/30/2009			paid	7/31/2009

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2010	2009
Cash flows from operating activities:
Cash received from royalties and rents	$6,752,609	$12,420,467
Cash paid to suppliers and employees	-1,224,493	-1,162,333
Interest received	58,696	142,866
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,586,812	11,401,000

Cash flows from investing activities:
U.S. Treasury securities purchased	-500,000	-7,525,000
U.S. Treasury securities matured	1,500,000	5,150,000
Expenditures for building and equipment	-11,303	0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	988,697	-2,375,000

Cash flows from financing activities:
Distributions paid	-6,900,000	-9,450,000
NET CASH USED IN FINANCING ACTIVITIES	-6,900,000	-9,450,000

Net decrease in cash and cash equivalents	-324,491	-424,000

Cash and cash equivalents at beginning of year	924,234	1,242,939

CASH AND CASH EQUIVALENTS AT JUNE 30	$599,743	$818,939

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Six Months ended June 30, 2010 and June 30, 2009

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

Note B – SECURITIES

United States Treasury securities are classified as “held-to-maturity” securities and are carried at cost, adjusted for accrued interest and amortization of premium or discount.  The aggregate fair values listed in the table below are based on quoted prices in active markets for identical assets (Level 1).  Securities recognized as current assets will mature within one year of the respective period ending date stated below.  Securities recognized as noncurrent assets will mature one to three years from the respective period ending date stated below.  Following is an analysis of the securities as of the periods stated:

	Current		Noncurrent
	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009
Aggregate fair value	$5,774,156	$3,960,453	$2,195,133	$5,009,195
Gross unrealized holding gains	-19,575	-17,051	-11,020	-5,941
Gross unrealized holding losses	—	11	—	5,299
Amortized cost basis	5,754,581	3,943,413	2,184,113	5,008,553
Accrued interest	26,753	26,612	6,084	9,960
Amounts shown on balance sheets	$5,781,334	$3,970,025	$2,190,197	$5,018,513

Note C – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$61,606	$57,234	$123,212	$114,467
Interest cost	79,667	86,887	159,334	173,775
Expected return on assets	–96,746	–81,772	–193,492	–163,544
Amortization of net loss	54,428	66,581	108,857	133,162
Amortization of prior service cost	4,368	4,368	8,735	8,735
Net periodic pension cost	$103,323	$133,298	$206,646	$266,595

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31.  The actuarially recommended contribution to the pension plan for 2010 was $577,839, which contribution is scheduled to be made in August 2010.

Note D – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.”  This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner.  This account is neither an asset nor a liability of the Trust.  Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust.  The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets.  Following is an analysis of this account as of June 30, 2010:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	6,254,165
Cumulative shipment credits	–2,027,976
Cumulative asset disposition credits	–372,124

Principal Charges account balance	$4,878,899

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note E – COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$4,443,776	$2,776,424	$6,764,798	$7,207,301
Other comprehensive income:
Defined benefit pension plan -
Amortization of net loss	54,428	66,581	108,857	133,162
Amortization of prior service cost	4,368	4,368	8,735	8,735
Total other comprehensive income	58,796	70,949	117,592	141,897
Total comprehensive income	$4,502,572	$2,847,373	$6,882,390	$7,349,198

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

Periods of Three and Six Months ended June 30, 2010 and June 30, 2009

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

Results of Operations:

Royalties decreased $415,141 during the six months ended June 30, 2010, as compared to the same period in 2009, due mainly to less mining from Trust lands during the early part of this year when some of the taconite facilities were just starting up again or increasing their production.  However, Royalties increased $1,704,869 during the three months ended June 30, 2010, as compared to the same period in 2009, due mainly to more taconite production from Trust lands in the second quarter of this year, as well as improved royalty rates.

Interest and other income decreased $28,286 and $26,719 during the six months and three months ended June 30, 2010, respectively, as compared to the same periods in 2009, due mainly to reduced yields on the Trust’s investments.

At their meeting held on June 7, 2010, the Trustees declared a distribution of $2.75 per share, amounting to $4,125,000 payable July 30, 2010, to certificate holders of record at the close of business on June 30, 2010.  The Trustees have now declared two quarterly distributions in 2010.  The first, in the amount of $2.00 per share, was paid on April 30, 2010, to certificate holders of record on March 31, 2010; and the second, that being the current distribution.  The first and second quarter 2009 distributions were $1.80 and $1.80 per share, respectively.  The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter.  The next distribution will be paid in late October 2010 to certificate holders of record on September 30, 2010.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

At a hearing held on May 5, 2010, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 2009 were approved.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2009 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

– None

Item 3.     Defaults Upon Senior Securities

– None

Item 4.     (Removed and Reserved)

– Not applicable

Item 5.     Other Information

– None

Item 6.     Exhibits

Exhibit No.	Document
– 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

– 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

– 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)

Date	July 21, 2010	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	July 21, 2010	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:    JUNE 30, 2010

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