Form 10-Q
period 2010-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2010-10-20
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Number of shares of beneficial interest outstanding on September 30, 2010:        1,500,000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	September 30 2010	December 31 2009
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$760,062	$924,234
United States Treasury securities	5,562,233	3,970,025
Royalties receivable	5,753,541	3,575,737
Prepaid expenses	21,042	4,519
TOTAL CURRENT ASSETS	12,096,878	8,474,515

NONCURRENT ASSETS
United States Treasury securities	2,616,730	5,018,513

PROPERTIES
Mineral and surface lands	39,127,058	39,127,058
Less: Allowances for accumulated depletion and amortization	-36,468,577	-36,029,377
	2,658,481	3,097,681

Building and equipment	311,517	302,264
Less: Allowances for accumulated depreciation	-202,551	-195,076
	108,966	107,188
TOTAL PROPERTIES	2,767,447	3,204,869
TOTAL ASSETS	$17,481,055	$16,697,897

LIABILITIES AND BENEFICIARIES' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$179,955	$112,156
Distributions	5,625,000	3,900,000
TOTAL CURRENT LIABILITIES	5,804,955	4,012,156

NONCURRENT LIABILITIES
Deferred compensation	150,000	150,000
Liability for pension benefits	1,019,462	1,463,719
TOTAL NONCURRENT LIABILITIES	1,169,462	1,613,719
TOTAL LIABILITIES	6,974,417	5,625,875

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	12,368,916	13,110,687
Accumulated other comprehensive loss	-1,862,278	-2,038,665
TOTAL BENEFICIARIES' EQUITY	10,506,638	11,072,022
TOTAL LIABILITIES AND BENEFICIARIES' EQUITY	$17,481,055	$16,697,897

Note:  The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30				Nine Months Ended September 30
	2010		2009		2010		2009
REVENUES
Royalties	$6,000,712		$1,996,275		$14,345,568		$10,756,272
Interest and other income	66,864		74,710		180,918		217,050
	6,067,576		2,070,985		14,526,486		10,973,322
Costs and expenses	-824,145		-780,834		-2,518,257		-2,475,870

NET INCOME	$5,243,431		$1,290,151		$12,008,229		$8,497,452

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$3.50		$0.86		$8.01		$5.66

Distributions declared per share	$3.75	(1)	$1.80	(2)	$8.50	(3)	$5.40	(4)

(1)	$3.75	declared	9/10/2010
		payable	10/29/2010

(2)	$1.80	declared	9/18/2009
		paid	10/30/2009

(3)	$2.00	declared	3/22/2010	plus	$2.75	declared	6/7/2010	plus	$3.75	declared	9/10/2010
		paid	4/30/2010			paid	7/30/2010			payable	10/29/2010

(4)	$1.80	declared	3/10/2009	plus	$1.80	declared	6/12/2009	plus	$1.80	declared	9/18/2009
		paid	4/30/2009			paid	7/31/2009			paid	10/30/2009

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2010	2009
Cash flows from operating activities:
Cash received from royalties and rents	$12,288,951	$16,016,848
Cash paid to suppliers and employees	-2,274,943	-2,005,387
Interest received	69,306	208,693
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,083,314	14,220,154

Cash flows from investing activities:
U.S. Treasury securities purchased	-2,450,000	-8,475,000
U.S. Treasury securities matured	3,250,000	6,250,000
Expenditures for building and equipment	-22,486	-17,200
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	777,514	-2,242,200

Cash flows from financing activities:
Distributions paid	-11,025,000	-12,150,000
NET CASH USED IN FINANCING ACTIVITIES	-11,025,000	-12,150,000

Net decrease in cash and cash equivalents	-164,172	-172,046

Cash and cash equivalents at beginning of year	924,234	1,242,939

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$760,062	$1,070,893

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Nine Months ended September 30, 2010 and September 30, 2009

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

	Current		Noncurrent
	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2010	Dec. 31, 2009
Aggregate fair value	$5,570,171	$3,960,453	$2,615,461	$5,009,195
Gross unrealized holding gains	-18,066	-17,051	-9,117	-5,941
Gross unrealized holding losses	16	11	539	5,299
Amortized cost basis	5,552,121	3,943,413	2,606,883	5,008,553
Accrued interest	10,112	26,612	9,847	9,960
Amounts shown on balance sheets	$5,562,233	$3,970,025	$2,616,730	$5,018,513

Note C – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
Service cost	$61,605	$57,233	$184,817	$171,700
Interest cost	79,668	86,888	239,002	260,663
Expected return on assets	–96,745	–81,771	–290,237	–245,315
Amortization of net loss	54,428	66,581	163,285	199,743
Amortization of prior service cost	4,367	4,367	13,102	13,102
Net periodic pension cost	$103,323	$133,298	$309,969	$399,893

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31.  The actuarially recommended contribution to the pension plan for 2010 was $577,839, which contribution was made in August 2010.

Note D – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.”  This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner.  This account is neither an asset nor a liability of the Trust.  Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust.  The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets.  Following is an analysis of this account as of September 30, 2010:

Attorneys’ fees and expenses	$1,024,834
Cost of surface lands	6,254,165
Cumulative shipment credits	–2,042,361
Cumulative asset disposition credits	–372,124

Principal Charges account balance	$4,864,514

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note E – COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
Net income	$5,243,431	$1,290,151	$12,008,229	$8,497,452
Other comprehensive income:
Defined benefit pension plan -
Amortization of net loss	54,428	66,581	163,285	199,743
Amortization of prior service cost	4,367	4,367	13,102	13,102
Total other comprehensive income	58,795	70,948	176,387	212,845
Total comprehensive income	$5,302,226	$1,361,099	$12,184,616	$8,710,297

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

Periods of Three and Nine Months ended September 30, 2010 and September 30, 2009

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

Results of Operations:

Royalties increased $3,589,296 and $4,004,437 during the nine months and three months ended September 30, 2010, respectively, as compared to the same periods in 2009, due mainly to greater mining from Trust lands, which was the result of overall higher demand for steel and correspondingly taconite, as well as improved royalty rates and greater net minimum royalties.

Interest and other income decreased $36,132 and $7,846 during the nine months and three months ended September 30, 2010, respectively, as compared to the same periods in 2009, due mainly to reduced yields on the Trust’s investments.

Costs and expenses increased $42,387 and $43,311 during the nine months and three months ended September 30, 2010, respectively, as compared to the same periods in 2009, due mainly to the passing of one Trustee in July 2009 resulting in less compensation expense in 2009 versus 2010.  A successor Trustee was thereafter confirmed by the Ramsey County District Court effective December 2009.

At their meeting held on September 10, 2010, the Trustees declared a distribution of $3.75 per share, amounting to $5,625,000 payable October 29, 2010, to certificate holders of record at the close of business on September 30, 2010.  The Trustees have now declared three quarterly distributions in 2010.  The first, in the amount of $2.00 per share, was paid on April 30, 2010, to certificate holders of record on March 31, 2010; the second, in the amount of $2.75 per share, was paid on July 30, 2010, to certificate holders of record on June 30, 2010; and the third, that being the current distribution.  The first, second and third quarter 2009 distributions were $1.80, $1.80 and $1.80 per share, respectively.  The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter.  The next distribution will be paid in late January 2011 to certificate holders of record on December 31, 2010.

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

Item 4.     (Removed and Reserved)

- Not applicable

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	October 20, 2010	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	October 20, 2010	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:        SEPTEMBER 30, 2010

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