Form 10-K
period 2010-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2011-02-18
CIK 43410

Annual Report on Form 10-K

Great Northern Iron Ore Properties

December 31, 2010

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission File Number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code   651 / 224-2385

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Trustees’ Certificates of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act―None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, that being June 30, 2010, the aggregate market value of the registrant’s certificates (shares) of beneficial interest held by non-affiliates of the registrant was $143,025,000 based on the closing sale price as reported on the New York Stock Exchange Euronext – Composite Inter-Market Trading System.

The number of certificates (shares) of beneficial interest outstanding as of the close of the period covered by this report:

Trustees’ Certificates of Beneficial Interest – 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2010, attached hereto as Exhibit 13, are incorporated by reference into Part II.

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

At the end of the Trust on April 6, 2015, the certificates of beneficial interest (shares) in the Trust will cease to trade on the New York Stock Exchange and thereafter will represent only the right to receive certain distributions payable to the certificate holders of record at the time of the termination of the Trust. Upon termination, the Trust is obligated to distribute ratably to these certificate holders the net monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations of the Trust), plus the balance in the Principal Charges account (this account is explained in the Trust’s Annual Report sent to all certificate holders every year). All other Trust property (most notably the Trust’s mineral properties and the active leases) must be conveyed and transferred to the reversioner (currently Glacier Park Company, a wholly owned subsidiary of ConocoPhillips Company) under the terms of the Trust Agreement.

Item 1.    BUSINESS – continued

The Trust has previously provided information in its various Securities and Exchange Commission filings, including its Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and properties) and the balance in the Principal Charges account, less any and all expenses and obligations of the Trust upon termination. To offer a hypothetical example, without factoring in any expenses and obligations of the Trust upon its termination, and using the financial statement values as of December 31, 2010, the net monies were approximately $7,486,000 and the Principal Charges account balance was approximately $4,840,000, resulting in a final distribution payable of approximately $12,326,000, or about $8.22 per share. After payment of this final distribution, the certificates of beneficial interest (shares) would be cancelled and have no further value. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years and will not be “final” until after the termination and wind-down of the Trust. The Trust offers this example to further inform investors about the conceptual nature of the final distribution and does not imply or guarantee a specific known final distribution amount.

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

Item 1.    BUSINESS – continued

The Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, our engineers estimate that the proven and probable ore reserves of magnetic taconite under lease as of December 31, 2010, were equivalent to approximately 373,919,000 tons of pellets. These ore reserves are developed from exploration drilling (diamond drilling) analyses performed by our lessees (steel and mining companies), with our interaction and assistance, though they have never been audited by any external party as this is not a customary practice. Although the ore reserves generally are adjusted downward each year for taconite pellet shipments, they also may increase due to new leases entered into and/or amendments to existing leases. In addition, reserve adjustments (positive or negative) are made from time to time when additional diamond drilling results in adjustments to the estimates. (See table of current leases within this “Item 1. Business” section for additional reserve information.)

Present leases provide for minimum royalties aggregating approximately $5,732,000 for the year 2011 even if no taconite is mined. This entire amount is attributable to long-term taconite leases.

All leases granted by the Registrant, except some covering remnants of natural ore, have provisions for escalation of royalty rates. Most of the taconite royalty rates are escalated on the basis of the price of pellets, the iron content, the Producers Price Index (“PPI”) (All Commodities), the PPI (Iron and Steel subgroup) or certain combinations of the above.

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

Item 1.    BUSINESS – continued

The Registrant’s royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, minimum royalties collected and absorption of minimum royalties collected. Following is a summary of shipments by lessee (operating facility) during 2010, 2009 and 2008:

	Pellet Tons Shipped
	2010	2009	2008

U.S. Steel Corporation – Minntac	3,408,528	2,750,089	3,377,329
Hibbing Taconite Company	3,144,896	3,083,739	3,505,531
U.S. Steel Corporation – Keetac	747,610	―	532,620
	7,301,034	5,833,828	7,415,480

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

The Trustees provided annual income tax information in January 2011 to registered certificate holders of record with holdings on any of the four quarterly record dates during 2010. This information included the following:

•

Substitute Form 1099-MISC – This form reported the registered certificate holder’s 2010 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign registered certificate holders received a Form 1042-S.)

•	Trust Supplemental Statement – This statement reported the number of units (shares) held by the registered certificate holder on any of the four quarterly record dates in 2010.
•	Tax Return Guide – This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

Item 1.    BUSINESS – continued

At December 31, 2010, the Registrant employed ten persons. We have been engaged in only one line of business, namely the leasing and maintenance of our mineral properties. Our business is not seasonal, but income primarily depends upon production by the steel and mining companies that lease our properties. We have no operations in foreign countries. Our customers’ (or lessees’) taconite facilities are all located in northeastern Minnesota, though the ownership interests and/or corporate headquarters are elsewhere, as explained in the footnotes to the table below.

The Registrant maintains a Web site, which can be found at www.gniop.com. Information about the Registrant posted on the Web site includes: General Trust information (including information about the termination of the Trust), Securities and Exchange Commission filings (Forms 10-K, Forms 10-Q, Forms 8-K), Annual Reports, Tax Return Guides, Quarterly Distribution Releases, Quarterly Earnings Releases, Court Hearings, Audit Committee Charter, Code of Ethics, Contact and other information. We will, upon request, be pleased to furnish to any certificate holder or investor, free of charge, a paper copy of any of the above documents for any recent year.

The table on the following page is a listing of the Registrant’s current leases, all associated with taconite mining facilities located on the Mesabi Iron Range in northeastern Minnesota near the cities of Hibbing and Virginia. The following footnotes pertain to said table:

(a)

Operator of lease is as follows: (1) U.S. Steel Corporation – “Minntac”; (2) U.S. Steel Corporation – “Keetac”; (3) Cliffs Mining Company – Hibbing Taconite Company (“Hibtac”); (4) Essar Steel Minnesota, LLC (“ESM” or “MSI”). The ownership interests and corporate headquarters for the above operators are as follows: Minntac and Keetac owned 100% by U.S. Steel Corporation (Pittsburgh, PA); Hibtac owned 62.3% by Arcelor-Mittal (Luxembourg), 23% by Cliffs Natural Resources Inc. (Cleveland, OH), and 14.7% by U.S. Steel Corporation (Pittsburgh, PA); and ESM owned 100% by Essar Steel Holdings Ltd. (Mauritius), a subsidiary of Essar Global Ltd. (Mumbai, India [Cayman Islands corporation]).

(b)	Represents leased mineral acres on iron formation.
(c)	Represents other leased surface acres on or off iron formation and/or mineral acres off iron formation.
(d)	Represents proven and probable magnetic taconite reserves in pellet tons (rounded to the nearest thousand) remaining as of the end of the fiscal year.
(e)	Lessee termination provision requires notice of: (1) 1 year; (2) 6 months.
(f)	While these specific leases expired on December 31, 2010, a new lease covering these properties was entered into with an effective date of January 1, 2011.

Item 1.    BUSINESS – continued

                    Table of Registrant’s current leases:

Lease (a)	Mineral Acres (b)	Other Acres (c)	Total Number of Leased Acres	Magnetic Ore Reserves in Pellet Tons (000) (d)	GNIOP Mineral Interest	County Location	Term (e)

Bennett Annex (2)	238	―	238	―	100%	St. Louis	1/1/1965 to 12/31/2039 (1)
Carmi-Campbell (2)	1,417	180	1,597	22,549	100	St. Louis	7/1/1959 to 12/31/2010 (1)(f)
Enterprise-Mississippi (incl. Miss. #3, Stevenson & Section 18) (2)	695	80	775	13,440	100	St. Louis and Itasca	1/1/1961 to 12/31/2010 (2)(f)
Hanna Taconite #1 (2)	40	―	40	―	100	Itasca	4/1/1962 to 12/31/2010 (2)(f)
Gray Annex (3)	40	―	40	―	50	St. Louis	1/1/1974 to 1/1/2049 (1)

Ontario 50% (3)	1,317	80	1,397	20,043	50	St. Louis and Itasca	7/1/1978 to 12/31/2016 (1)
Ontario 100% (incl. Stevenson Townsite) (3)	280	120	400	13,035	100	St. Louis and Itasca	7/1/1978 to 12/31/2016 (1)
Ontario #3 (3)	40	40	80	457	25	St. Louis	1/2/1993 to 12/31/2016 (1)
Mahoning (3)	940	40	980	36,479	100	St. Louis and Itasca	1/1/1979 to 12/31/2026 (1)
Russell Annex (2)	200	―	200	1,105	50	Itasca	1/1/1966 to 12/31/2040 (1)

L&W/Leetonia (3)	80	―	80	2,943	50/~51	St. Louis	1/1/2005 to 12/31/2014 (1)
South Stevenson (2)	180	―	180	17,637	100	St. Louis	4/1/1966 to 4/1/2041 (1)
Minntac (1)	1,525	200	1,725	157,197	100	St. Louis	1/1/1959 to 12/31/2057 (2)
Atkins (1)	440	40	480	39,314	~91	St. Louis	8/1/1984 to 12/31/2033 (2)
MSI 100% (4)	1,190	877	2,067	20,466	100	Itasca	11/29/2006 to 12/31/2036 (2)

MSI BLGN (4)	1,073	―	1,073	29,254	50	Itasca	11/29/2006 to 12/31/2036 (2)
MSI 50% (4)	―	80	80	–	50	Itasca	11/29/2006 to 12/31/2036 (2)

Totals	9,695	1,737	11,432	373,919

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

Item 3.    LEGAL PROCEEDINGS

In proceedings commenced in 1972, the Minnesota Supreme Court determined that while, by the terms of the Trust, the Trustees are given discretionary powers to convert Trust assets to cash and to distribute the proceeds to certificate holders, they are limited in their exercise of those powers by the legal duty imposed by well-established law of trusts to serve the interests of both the term beneficiaries and the reversionary beneficiary with impartiality. Thus, the Trustees have no duty to exercise the powers of sale and distribution unless required to do so to serve both term and reversionary interests; and, if the need arises, the Trustees may petition the District Court of Ramsey County, Saint Paul, Minnesota, for further instructions defining what is required in a particular case to balance the interests of certificate holders and reversioner. Also, the Court, in effect, held that the Trust is a conventional trust, rather than a business trust, and must operate within the framework of well-established trust law.

Item 3.    LEGAL PROCEEDINGS – continued

By a letter dated March 24, 2010, certificate holders of record as of December 31, 2009, and the reversioner were notified of a hearing on May 5, 2010, in Ramsey County District Court, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 2009. By Court Order signed and dated May 5, 2010, the 2009 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.    (REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S SHARES OF BENEFICIAL INTEREST, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest, Market Prices and Distributions on pages 5 and 6 of the Annual Report to Certificate Holders for the year ended December 31, 2010, attached hereto as Exhibit 13, are incorporated herein by reference. There are no issuer purchases of equity securities. No performance graph is required, as the Registrant is a nonvoting trust and the Trustees are not elected by the certificate holders; therefore, the performance graph has been omitted.

Item 6.    SELECTED FINANCIAL DATA

Selected Financial Data (Summary of Operations) on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2010, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trustees’ & Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 8, inclusive, of the Annual Report to Certificate Holders for the year ended December 31, 2010, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant are included in the Annual Report to Certificate Holders for the year ended December 31, 2010, attached hereto as Exhibit 13, and are incorporated herein by reference:

Balance Sheets – December 31, 2010 and 2009.

Statements of Beneficiaries’ Equity – Years ended December 31, 2010, 2009 and 2008.

Statements of Income – Years ended December 31, 2010, 2009 and 2008.

Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008.

Notes to Financial Statements – December 31, 2010.

Quarterly Results of Operations (unaudited), as shown in “Note H” of the Notes to the Financial Statements contained in the Annual Report to Certificate Holders for the year ended December 31, 2010, attached hereto as Exhibit 13, are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting on page 9 of the Annual Report to Certificate Holders for the year ended December 31, 2010, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 9A. CONTROLS AND PROCEDURES – continued

The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting on pages 23 and 24 of the Annual Report to Certificate Holders for the year ended December 31, 2010, attached hereto as Exhibit 13, is incorporated herein by reference.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees (who are not employees of the Trust) and officers, as of December 31, 2010, whose terms of office are not fixed for a specified time:

Name and Position		Age	Years of Service in Position

Joseph S. Micallef	Trustee	77	34
	President of the Trustees and Chief Executive Officer		12
Roger W. Staehle (1)	Independent Trustee	77	29
Robert A. Stein (2)	Independent Trustee	72	29
James E. Swearingen (3)	Independent Trustee	67	1
Thomas A. Janochoski	Vice President & Secretary and Chief Financial Officer	52	19

___________________________

(1)	Roger W. Staehle is an independent member, pursuant to NYSE standards, of the Trust’s Audit Committee.
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

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – continued

The Board of Trustees meets quarterly throughout the year. There are no family relationships between any of the Trustees, officers or employees. The principal occupations and directorships of the Great Northern Iron Ore Properties Trustees and officers during the last five years are as follows:

JOSEPH S. MICALLEF, President of the Trustees and Chief Executive Officer

Mr. Micallef has been a Trustee since 1976 and the President of the Trustees since 1999. Pursuant to the Trust Agreement, the President of the Trustees (aka Chairman of the Board) is also defined as the “active manager and executive officer in carrying on the business devolving on the trustees” (aka Chief Executive Officer). Mr. Micallef is a 1962 graduate of William Mitchell College of Law. His principal occupation for over 25 years was that of President and Chief Executive Officer of Fiduciary Counselling, Inc., whose principal business is to provide accounting, tax and investment services to individuals, trusts, partnerships, holding companies and foundations. He also serves on the William Mitchell College of Law Board of Directors as of 2009. Mr. Micallef is recognized for his considerable experience with trusts, estate planning and charitable foundations, and service on a number of foundation boards. His executive business experience and trust background are very relevant to our industry, thereby providing the Trust a valuable combined resource and leadership skill set.

ROGER W. STAEHLE, Trustee

Adjunct Professor, Institute of Technology, University of Minnesota;

Industrial Consultant in the field of Metallurgy.

Dr. Staehle has been a Trustee since 1982. He was the Dean of the Institute of Technology at the University of Minnesota from 1979 to 1983 as well as Professor of Chemical Engineering and Materials Science from 1979 to 1987. He is now an Adjunct Professor in that department. Prior to the University of Minnesota, he was Professor of Metallurgical Engineering at Ohio State University from 1965 to 1979. His specialty is in the degradation and prediction of materials especially in nuclear energy applications. He was elected to the National Academy of Engineering in 1978 and is a Fellow of three technical societies. In addition, he was the International Nickel Professor of Corrosion Science and Engineering at Ohio State University. He is also an editor of over 20 books in his field. Dr. Staehle is recognized as a worldwide consultant to governments and industries on the safe and reliable performance of nuclear reactors, and is considered an expert in metallurgy and minerals. His metallurgical and mineral background provides the Trust with a practical and operational viewpoint.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – continued

ROBERT A. STEIN, Trustee

Everett Fraser Professor of Law, University of Minnesota;

Attorney of Counsel, Gray Plant Mooty Law Firm, Minneapolis, Minnesota;

Executive Director and Chief Operating Officer, American Bar Association, until October 2006.

Mr. Stein has been a Trustee since 1982. He was the Dean of the Law School of the University of Minnesota from 1979 to 1994, though he has been affiliated with the Law School since 1964. Beginning in 1994 and until October 2006, he also served as Executive Director and Chief Operating Officer of the American Bar Association. He now holds the Everett Fraser Professor of Law position with the Law School at the University of Minnesota. His legal career has concentrated on estates, trusts, property law, estate planning and fiduciary obligations. Mr. Stein is recognized as an authority on trusts and trust law and has authored numerous publications on these topics. He also serves as the Trust’s Audit Committee Chairman. His trust law expertise provides the Trust with valuable and pertinent knowledge, and will be increasingly important as the Trust winds down upon dissolution.

JAMES E. SWEARINGEN, Trustee

Director, PolyMet Mining Corporation until July 6, 2010;

Chief Financial Officer, PolyMet Mining Corporation until December 2007.

Mr. Swearingen has been a Trustee since 2009. Mr. Swearingen formerly managed the largest mining operation in North America, which is U.S. Steel’s Minntac taconite facility in northeastern Minnesota on the Mesabi Iron Range, serving as General Manager of its Minnesota Ore Operations. He has also previously served as the co-chair on the Governor’s Committee on Minnesota’s Mining Future, as a director of the Iron Mining Association of Minnesota, as a director of the American Iron Ore Association, as a director of PolyMet Mining Corporation, and as a consultant in the mining industry. He is currently an advisor to the University of Minnesota’s Natural Resource Research Institute. Mr. Swearingen is recognized for his considerable experience in the taconite mining industry. His mining management background provides the Trust with useful insight regarding mining operations, mining leases and overall mining and steel industry perspectives.

THOMAS A. JANOCHOSKI

Vice President & Secretary, Chief Financial Officer, Great Northern Iron Ore Properties;

Director and President, Iron Ore Lessors Association Inc.

                    Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – continued

Information Regarding Board of Trustees and Corporate Governance

As provided in the Trust Agreement, should a vacancy exist on the Board of Trustees, the remaining Trustees meet and jointly select another Trustee to fill the position. In the unlikely event there are no remaining Trustees, the Trust Agreement provides additional guidance to recreate a Board. Once appointed to the Board, the Trustees seek Court approval and confirmation from the Ramsey County District Court in Saint Paul, Minnesota. Accordingly, certificate holders of the Trust’s certificates of beneficial interest have no authority to elect Trustees or to nominate persons to serve on the Board. The Trust has no express diversity policy; however, the Trustees seek to maintain among the Board members experience in various disciplines relevant to the Trust’s business. The leadership structure of the Board of Trustees is established by the Trust Agreement, which combines the positions of the President of the Trustees and the Chief Executive Officer of the Trust. Mr. Micallef currently holds both of these positions. As Audit Committee Chairman, Mr. Stein currently serves as the Trust’s lead independent member and presides at all non-management executive sessions.

The Board of Trustees is responsible for oversight of the risks inherent in the Trust’s business. The Board regularly reviews information regarding the Trust’s liquidity and operations, as well as the risks associated with each. In addition, the Board receives regular reports from management on areas of material risk to the Trust, if any, including operational, financial, legal, regulatory, strategic and reputational risks. The Audit Committee oversees the Trust’s internal controls and financial accounts, and regularly assesses financial and accounting processes and risks.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table(a)

Name and Principal Position	Year	Salary	Bonus	Pension Values(b)		Total

Joseph S. Micallef	2010	$180,000	$80,000	$	―	$260,000
Chief Executive Officer and	2009	180,000	80,000		―	260,000
President of the Trustees	2008	170,000	80,000		―	250,000

Thomas A. Janochoski	2010	158,000	8,000		145,401	311,401
Chief Financial Officer and	2009	155,233	8,000		60,542	223,775
Vice President & Secretary	2008	150,200	8,000		72,625	230,825

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

Since 2001, the Trustees have extrapolated the historical salary percentage increase that occurred between 1990 and 2001 forward to current year dollars or, if greater, adjusted the salary ranges based on the change in the Consumer Price Index since 2001. The Trustees intend to target the CFO’s base salary to fall within the range of this 2001 study, which study contains three salary zones based on tenure, as extrapolated to current year dollars. Because of a salary zone change in 2010, the result of the CFO’s tenure, the CFO’s base salary is slightly below (< 1%) said range. With satisfactory performance, the CFO’s base salary is expected to be within said range over the next year or two.

In addition to the CFO’s base salary, the Summary Compensation Table includes $5,900, $8,100 and $7,300 under the column heading “Salary” for nonqualified deferred compensation plan contributions accrued by the Trust for the benefit of the CFO for the years 2010, 2009 and 2008, respectively (as discussed and shown below under a separate table).

The CFO’s bonus compensation was established in 2001 to reward the CFO for any productive year by the Trust that effectively results in gross revenues in excess of $5,000,000, the same threshold used for the bonus calculation of the CEO. The CFO’s bonus compensation is equal to ten percent (10%) of the CEO’s bonus compensation, resulting in a current maximum annual bonus of $8,000.

Item 11.  EXECUTIVE COMPENSATION – continued

The increase in the actuarial present value of accumulated benefits under the column heading “Pension Values” for the CFO within the Trust’s defined benefit pension plan (as discussed and shown below under a separate table) amounted to $141,044, $60,542 and $72,625 for the years 2010, 2009 and 2008, respectively. The CFO participates in the pension plan, along with all other employees, on a nondiscriminatory basis.

In addition to the CFO’s compensation attributed to the increase in the actuarial present value of accumulated benefits as stated above, the column heading “Pension Values” also includes $4,357, $0 and $0 of above-market returns pertaining to nonqualified deferred compensation earnings accrued by the Trust for the benefit of the CFO for the years 2010, 2009 and 2008, respectively, under the nonqualified deferred compensation plan (as discussed and shown below under a separate table).

The CFO does not receive any stock awards, option awards or non-equity incentive plan compensation. Accordingly, such columns in the table and the corresponding supplemental tables have been omitted. In addition, the CFO did not receive any other compensation that would require disclosure under the column heading “All Other Compensation.”

Post-Employment Compensation

Pension Benefits Table

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Thomas A. Janochoski (CFO)	Defined Benefit Pension Plan	21	$750,723	$ –

Only employees of the Trust (not Trustees) are eligible to participate in the Trust’s pension plan and, as such, post-employment compensation disclosure is not applicable for the CEO or the other Trustees. The CFO, as an employee of the Trust, does participate in the Trust’s defined benefit pension plan on a nondiscriminatory basis with the other employees of the Trust.

The Number of Years Credited Service reflects the years of credited service currently vested as of December 31, 2010. The normal retirement benefit is a straight life annuity as of the end of the Trust and is based on the highest sixty (60) consecutive months average salary (annualized), the years of credited service and three percent (3%) per year of credited service, as defined in the pension plan.

Item 11.  EXECUTIVE COMPENSATION – continued

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

Nonqualified Deferred Compensation Table

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End

Thomas A. Janochoski (CFO)	$ –	$5,900	$7,900	$ –	$82,800

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

Item 11.  EXECUTIVE COMPENSATION – continued

Of the total $5,900 in Registrant Contributions and total $7,900 in Aggregate Earnings listed in the table above, $5,900 (deferred compensation) and $4,357 (above-market earnings), respectively, were included in the Summary Compensation Table under the respective column headings “Salary” and “Pension Values” for the year 2010. In addition, of the total $82,800 Aggregate Balance listed in the table above, $8,100 and $7,300 (deferred compensation) were included in the Summary Compensation Table under the column heading “Salary” for the years 2009 and 2008, respectively; and $0 and $0 (above-market earnings) were included in the Summary Compensation Table under the column heading “Pension Values” for the years 2009 and 2008, respectively.

Compensation of Directors/Trustees (Other Than the CEO)

Directors Compensation Table

Name	Current Fiscal Year Fees Earned or Paid in Cash

Roger W. Staehle, Trustee	$70,000
Robert A. Stein, Trustee	70,000
James E. Swearingen, Trustee	70,000

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

(a)

The only authorized securities of the Registrant are Trustees’ Certificates of Beneficial Interest. These securities are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102). The holders of these securities do not have voting rights. The Trust is not aware of any entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2010.

(b)	There were no Certificates of Beneficial Interest of Great Northern Iron Ore Properties owned or pledged by the Trustees or officers of the Trust as of December 31, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no certain relationships or related transactions requiring disclosure under this section. Director independence is set forth in “Item 10. Directors, Executive Officers and Corporate Governance” of this report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit and non-audit services (printing and reproduction services) were preapproved by the Audit Committee. Fees paid in 2010 for the annual audit services were $79,500, for audited-related services were $1,500, for tax services were $0 and for all other services were $3,000. Fees paid in 2009 for the annual audit services were $77,000, for audit-related services were $1,350, for tax services were $0 and for all other services were $3,000.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)

The following financial statements of Great Northern Iron Ore Properties are included in the Registrant’s Annual Report to Certificate Holders for the year ended December 31, 2010, attached hereto as Exhibit 13, and are incorporated by reference in Item 8:

		Balance Sheets – December 31, 2010 and 2009.
		Statements of Beneficiaries’ Equity – Years ended December 31, 2010, 2009 and 2008.
		Statements of Income – Years ended December 31, 2010, 2009 and 2008.
		Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008.
		Notes to Financial Statements – December 31, 2010.
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

GREAT NORTHERN IRON ORE PROPERTIES (Registrant)

/s/ Joseph S. Micallef	February 18, 2011
Joseph S. Micallef, Chief Executive Officer, Trustee and President of the Trustees	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger W. Staehle	February 18, 2011
Roger W. Staehle, Trustee	Date

/s/ Robert A. Stein	February 18, 2011
Robert A. Stein, Trustee	Date

/s/ James E. Swearingen	February 18, 2011
James E. Swearingen, Trustee	Date

/s/ Thomas A. Janochoski	February 18, 2011
Thomas A. Janochoski, Vice President & Secretary, Chief Financial Officer, and in the capacity of Principal Accounting Officer	Date

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2010

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