Form 10-Q
period 2011-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2011-04-28
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Number of shares of beneficial interest outstanding on March 31, 2011:    1,500,000

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	March 31 2011	December 31 2010
	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$538,868	$668,310
United States Treasury securities	3,763,792	5,013,272
Royalties receivable	5,379,160	6,041,224
Prepaid expenses	72,554	4,519
TOTAL CURRENT ASSETS	9,754,374	11,727,325

NONCURRENT ASSETS
United States Treasury securities	4,068,497	3,025,924

PROPERTIES
Mineral and surface lands	39,237,458	39,127,058
Less: Allowances for accumulated depletion and amortization	–36,761,677	–36,614,977
	2,475,781	2,512,081

Building and equipment	313,831	313,831
Less: Allowances for accumulated depreciation	–203,979	–196,069
	109,852	117,762
TOTAL PROPERTIES	2,585,633	2,629,843
TOTAL ASSETS	$16,408,504	$17,383,092

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$144,843	$111,556
Distributions	3,375,000	5,625,000
TOTAL CURRENT LIABILITIES	3,519,843	5,736,556

NONCURRENT LIABILITIES
Deferred compensation	181,500	181,500
Liability for pension benefits	1,390,793	1,349,314
TOTAL NONCURRENT LIABILITIES	1,572,293	1,530,814
TOTAL LIABILITIES	5,092,136	7,267,370

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	13,324,221	12,204,529
Accumulated other comprehensive loss	–2,007,853	–2,088,807
TOTAL BENEFICIARIES’ EQUITY	11,316,368	10,115,722
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$16,408,504	$17,383,092

Note:  The balance sheet at December 31, 2010, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
	2011		2010
REVENUES
Royalties	$5,414,676		$3,087,858
Interest and other income	34,218		82,322
	5,448,894		3,170,180
Costs and expenses	–954,202		–849,158

NET INCOME	$4,494,692		$2,321,022

Weighted-average shares outstanding	1,500,000		1,500,000

BASIC AND DILUTED EARNINGS PER SHARE	$3.00		$1.55

Distributions declared per share	$2.25	(1)	$2.00	(2)

(1)	$2.25	declared	3/10/2011
		payable	4/29/2011

(2)	$2.00	declared	3/22/2010
		paid	4/30/2010

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Cash received from royalties and rents	$5,986,493	$3,636,471
Cash paid to suppliers and employees	–711,907	–607,242
Interest and related premium/discount (paid) received	–4,028	39,344
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,270,558	3,068,573

Cash flows from investing activities:
United States Treasury securities purchased	–1,525,000	–500,000
United States Treasury securities matured	1,750,000	1,200,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	225,000	700,000

Cash flows from financing activities:
Distributions paid	–5,625,000	–3,900,000
NET CASH USED IN FINANCING ACTIVITIES	–5,625,000	–3,900,000

Net decrease in cash and cash equivalents	–129,442	–131,427

Cash and cash equivalents at beginning of year	668,310	924,234

CASH AND CASH EQUIVALENTS AT MARCH 31	$538,868	$792,807

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three Months ended March 31, 2011 and March 31, 2010

Note A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year.  For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2010.

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

	Current		Noncurrent
	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010
Aggregate fair value	$3,764,781	$5,017,250	$4,045,571	$3,014,093
Gross unrealized holding gains	–10,178	–13,938	–704	–3,358
Gross unrealized holding losses	—	—	9,026	4,732
Amortized cost basis	3,754,603	5,003,312	4,053,893	3,015,467
Accrued interest	9,189	9,960	14,604	10,457
Amounts shown on balance sheets	$3,763,792	$5,013,272	$4,068,497	$3,025,924

Note C – PENSION PLAN

A summary of the components of net periodic pension cost for the three months ended March 31 is as follows:

	2011	2010
Service cost	$69,912	$61,606
Interest cost	79,965	79,667
Expected return on assets	–108,398	–96,746
Amortization of net loss	76,587	54,429
Amortization of prior service cost	4,367	4,367
Net periodic pension cost	$122,433	$103,323

The Trust had previously disclosed in its Annual Report as of December 31, 2010, that the next contribution to the plan for 2011 is estimated to approximate $600,000, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year-end, March 31.  No additional updated information is available at this time.

Note D – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.”  This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner.  This account is neither an asset nor a liability of the Trust.  Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust.  The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets.  Following is an analysis of this account as of March 31, 2011:

Attorneys’ fees and expenses	$1,024,834
Costs of surface lands	6,364,565
Cumulative shipment credits	–2,120,610
Cumulative asset disposition credits	–372,124

Principal Charges account balance	$4,896,665

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note E – COMPREHENSIVE INCOME

A summary of the components of comprehensive income for the three months ended March 31 is as follows:

	2011	2010
Net income	$4,494,692	$2,321,022
Other comprehensive income:
Defined benefit pension plan-
Amortization of net loss	76,587	54,429
Amortization of prior service cost	4,367	4,367
Total other comprehensive income	80,954	58,796
Total comprehensive income	$4,575,646	$2,379,818

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2011 and March 31, 2010

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

Results of Operations:

Royalties increased $2,326,818 during the three months ended March 31, 2011, as compared to the same period in 2010, due mainly to greater taconite shipments from our Trust lands and a higher overall average earned royalty rate caused by escalation of producer price indices.

Interest and other income decreased $48,104 during the three months ended March 31, 2011, as compared to the same period in 2010, due mainly to less gravel revenues received and reduced yields on the Trust’s investments.

Costs and expenses increased $105,044 during the three months ended March 31, 2011, as compared to the same period in 2010, due mainly to increased legal expenditures associated with the execution of a new lease and additional pension expense pertaining to the defined benefit pension plan.

At their meeting held on March 10, 2011, the Trustees declared a distribution of $2.25 per share, amounting to $3,375,000 payable April 29, 2011, to certificate holders of record at the close of business on March 31, 2011.  At their meeting held on March 22, 2010, the Trustees declared a distribution of $2.00 per share, amounting to $3,000,000 paid on April 30, 2010, to certificate holders of record at the close of business on March 31, 2010.  The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter.  The next distribution will be paid in late July 2011 to certificate holders of record on June 30, 2011.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

- None

Item 1A.   Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2010 Annual Report on Form 10-K.

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	April 28, 2011	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	April 28, 2011	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:           MARCH 31, 2011

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