Form 10-Q
period 2011-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2011-07-21
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Number of shares of beneficial interest outstanding on June 30, 2011:      1,500,000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30 2011	December 31 2010
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$805,039	$668,310
United States Treasury securities	4,039,117	5,013,272
Royalties receivable	6,282,003	6,041,224
Prepaid expenses	50,986	4,519
TOTAL CURRENT ASSETS	11,177,145	11,727,325

NONCURRENT ASSETS
United States Treasury securities	5,130,100	3,025,924

PROPERTIES
Mineral and surface lands	39,304,058	39,127,058
Less: Allowances for accumulated depletion and amortization	-36,908,377	-36,614,977
	2,395,681	2,512,081

Building and equipment	313,831	313,831
Less: Allowances for accumulated depreciation	-211,890	-196,069
	101,941	117,762
TOTAL PROPERTIES	2,497,622	2,629,843
TOTAL ASSETS	$18,804,867	$17,383,092

LIABILITIES AND BENEFICIARIES' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$140,904	$111,556
Distributions	4,500,000	5,625,000
TOTAL CURRENT LIABILITIES	4,640,904	5,736,556

NONCURRENT LIABILITIES
Deferred compensation	181,500	181,500
Liability for pension benefits	1,432,272	1,349,314
TOTAL NONCURRENT LIABILITIES	1,613,772	1,530,814
TOTAL LIABILITIES	6,254,676	7,267,370

BENEFICIARIES' EQUITY, including certificate holders' equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	14,477,089	12,204,529
Accumulated other comprehensive loss	-1,926,898	-2,088,807
TOTAL BENEFICIARIES' EQUITY	12,550,191	10,115,722
TOTAL LIABILITIES AND BENEFICIARIES' EQUITY	$18,804,867	$17,383,092

Note:  The balance sheet at December 31, 2010, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30				Six Months Ended June 30
	2011		2010		2011		2010
REVENUES
Royalties	$6,543,197		$5,256,998		$11,957,873		$8,344,856
Interest and other income	28,640		31,732		62,858		114,054
	6,571,837		5,288,730		12,020,731		8,458,910
Costs and expenses	-918,969		-844,954		-1,873,171		-1,694,112

NET INCOME	$5,652,868		$4,443,776		$10,147,560		$6,764,798

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$3.77		$2.96		$6.77		$4.51

Distributions declared per share	$3.00	(1)	$2.75	(2)	$5.25	(3)	$4.75	(4)

(1)	$3.00	declared	6/10/2011
		payable	7/29/2011

(2)	$2.75	declared	6/7/2010
		paid	7/30/2010

(3)	$2.25	declared	3/10/2011	plus	$3.00	declared	6/10/2011
		paid	4/29/2011			payable	7/29/2011

(4)	$2.00	declared	3/22/2010	plus	$2.75	declared	6/7/2010
		paid	4/30/2010			paid	7/30/2010

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Cash received from royalties and rents	$11,575,918	$6,752,609
Cash paid to suppliers and employees	-1,336,202	-1,224,493
Interest and related premium/discount (paid) received	-2,987	58,696
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,236,729	5,586,812

Cash flows from investing activities:
U.S. Treasury securities purchased	-4,425,000	-500,000
U.S. Treasury securities matured	3,325,000	1,500,000
Expenditures for building and equipment	0	-11,303
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-1,100,000	988,697

Cash flows from financing activities:
Distributions paid	-9,000,000	-6,900,000
NET CASH USED IN FINANCING ACTIVITIES	-9,000,000	-6,900,000

Net increase (decrease) in cash and cash equivalents	136,729	-324,491

Cash and cash equivalents at beginning of year	668,310	924,234

CASH AND CASH EQUIVALENTS AT JUNE 30	$805,039	$599,743

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Six Months ended June 30, 2011 and June 30, 2010

Note 1 – BASIS OF PRESENTATION

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

Note 2 – SECURITIES

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

	Current		Noncurrent
	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Aggregate fair value	$4,037,216	$5,017,250	$5,121,373	$3,014,093
Gross unrealized holding gains	-5,473	-13,938	-11,256	-3,358
Gross unrealized holding losses	—	—	630	4,732
Amortized cost basis	4,031,743	5,003,312	5,110,747	3,015,467
Accrued interest	7,374	9,960	19,353	10,457
Amounts shown on balance sheets	$4,039,117	$5,013,272	$5,130,100	$3,025,924

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Service cost	$69,912	$61,606	$139,824	$123,212
Interest cost	79,965	79,667	159,930	159,334
Expected return on assets	–108,398	–96,746	–216,796	–193,492
Amortization of net loss	76,587	54,428	153,174	108,857
Amortization of prior service cost	4,368	4,368	8,735	8,735
Net periodic pension cost	$122,434	$103,323	$244,867	$206,646

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31.  The actuarially recommended contribution to the pension plan for 2011 is $551,124, which contribution is scheduled to be made in August 2011.

Note 4 – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.”  This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner.  This account is neither an asset nor a liability of the Trust.  Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust.  The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets.  Following is an analysis of this account as of June 30, 2011:

Attorneys’ fees and expenses	$1,024,834
Costs of surface lands .	6,431,165
Cumulative shipment credits	–2,168,461
Cumulative asset disposition credits	–372,124

Principal Charges account balance	$4,915,414

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note 5 – COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$5,652,868	$4,443,776	$10,147,560	$6,764,798
Other comprehensive income:
Defined benefit pension plan -
Amortization of net loss	76,587	54,428	153,174	108,857
Amortization of prior service cost	4,368	4,368	8,735	8,735
Total other comprehensive income	80,955	58,796	161,909	117,592
Total comprehensive income	$5,733,823	$4,502,572	$10,309,469	$6,882,390

Note 6 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs."  This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs.  Generally, this ASU is not intended to change the application of the requirements in Topic 820.  Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements.  This ASU is effective for periods beginning after December 15, 2011.  It is not expected to have any impact on the Trust’s financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU increases the prominence of other comprehensive income (“OCI”) in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of equity.  One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income.  Alternately, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report.  This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share.  For public companies, this ASU is effective for periods beginning after December 15, 2011.  The Trust will adopt the OCI presentation requirements required by ASU No. 2011-05 beginning with its first quarter in 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Six Months ended June 30, 2011 and June 30, 2010

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

Results of Operations:

Royalties increased $3,613,017 and $1,286,199 during the six months and three months ended June 30, 2011, respectively, as compared to the same periods in 2010, due mainly to a higher overall average earned royalty rate caused by escalation of producer price indices.

Interest and other income decreased $51,196 and $3,092 during the six months and three months ended June 30, 2011, respectively, as compared to the same periods in 2010, due mainly to less gravel revenues received and reduced yields on the Trust’s investments.

Costs and expenses increased $179,059 and $74,015 during the six months and three months ended June 30, 2011, respectively, as compared to the same periods in 2010, due mainly to increased legal expenditures associated with the execution of a new lease and additional pension expense pertaining to the defined benefit pension plan.

At their meeting held on June 10, 2011, the Trustees declared a distribution of $3.00 per share, amounting to $4,500,000 payable July 29, 2011, to certificate holders of record at the close of business on June 30, 2011.  The Trustees have now declared two quarterly distributions in 2011.  The first, in the amount of $2.25 per share, was paid on April 29, 2011, to certificate holders of record on March 31, 2011; and the second, that being the current distribution.  The first and second quarter 2010 distributions were $2.00 and $2.75 per share, respectively.  The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter.  The next distribution will be paid in late October 2011 to certificate holders of record on September 30, 2011.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

At a hearing held on April 20, 2011, in Ramsey County District Court, Saint Paul, Minnesota, the accounts of the Trustees for the year 2010 were approved.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2010 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3.     Defaults Upon Senior Securities

- None

Item 4.     (Removed and Reserved)

- Not applicable

Item 5.     Other Information

- None

Item 6.     Exhibits

Exhibit No.	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)
101.INS	XBRL Instance Document (Interactive Data File)
101.SCH	XBRL Taxonomy Extension Schema (Interactive Data File)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Interactive Data File)
101.LAB	XBRL Taxonomy Extension Label Linkbase (Interactive Data File)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Interactive Data File)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	July 21, 2011	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	July 21, 2011	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:      JUNE 30, 2011

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building

332 Minnesota Street

Saint Paul, Minnesota 55101-1361

Exhibit No.	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)
101.INS	XBRL Instance Document (Interactive Data File)
101.SCH	XBRL Taxonomy Extension Schema (Interactive Data File)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Interactive Data File)
101.LAB	XBRL Taxonomy Extension Label Linkbase (Interactive Data File)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Interactive Data File)