Form 10-Q
period 2011-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2011-10-25
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of beneficial interest outstanding on September 30, 2011:            1,500,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	September 30 2011	December 31 2010
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$941,436	$668,310
United States Treasury securities	4,391,602	5,013,272
Royalties receivable	6,200,432	6,041,224
Prepaid expenses	29,417	4,519
TOTAL CURRENT ASSETS	11,562,887	11,727,325

NONCURRENT ASSETS
United States Treasury securities	5,472,203	3,025,924

PROPERTIES
Mineral and surface lands	39,479,708	39,127,058
Less: Allowances for accumulated depletion and amortization	-37,055,077	-36,614,977
	2,424,631	2,512,081

Building and equipment	316,816	313,831
Less: Allowances for accumulated depreciation	-204,100	-196,069
	112,716	117,762
TOTAL PROPERTIES	2,537,347	2,629,843
TOTAL ASSETS	$19,572,437	$17,383,092

LIABILITIES AND BENEFICIARIES' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$180,856	$111,556
Distributions	6,000,000	5,625,000
TOTAL CURRENT LIABILITIES	6,180,856	5,736,556

NONCURRENT LIABILITIES
Deferred compensation	181,500	181,500
Liability for pension benefits	922,627	1,349,314
TOTAL NONCURRENT LIABILITIES	1,104,127	1,530,814
TOTAL LIABILITIES	7,284,983	7,267,370

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	14,133,398	12,204,529
Accumulated other comprehensive loss	-1,845,944	-2,088,807
TOTAL BENEFICIARIES' EQUITY	12,287,454	10,115,722
TOTAL LIABILITIES AND BENEFICIARIES' EQUITY	$19,572,437	$17,383,092

Note: The balance sheet at December 31, 2010, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30				Nine Months Ended September 30
	2011		2010		2011		2010
REVENUES
Royalties	$6,473,243		$6,000,712		$18,431,116		$14,345,568
Interest and other income	21,192		66,864		84,050		180,918
	6,494,435		6,067,576		18,515,166		14,526,486
Costs and expenses	-838,126		-824,145		-2,711,297		-2,518,257

NET INCOME	$5,656,309		$5,243,431		$15,803,869		$12,008,229

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$3.77		$3.50		$10.54		$8.01

Distributions declared per share	$4.00	(1)	$3.75	(2)	$9.25	(3)	$8.50	(4)

(1)	$4.00	declared	9/16/2011
		payable	10/31/2011

(2)	$3.75	declared	9/10/2010
		paid	10/29/2010

(3)	$2.25	declared	3/10/2011
		paid	4/29/2011
plus	$3.00	declared	6/10/2011
		paid	7/29/2011
plus	$4.00	declared	9/16/2011
		payable	10/31/2011

(4)	$2.00	declared	3/22/2010
		paid	4/30/2010
plus	$2.75	declared	6/7/2010
		paid	7/30/2010
plus	$3.75	declared	9/10/2010
		paid	10/29/2010

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Cash received from royalties and rents	$17,964,950	$12,288,951
Cash paid to suppliers and employees	-2,386,888	-2,274,943
Interest received	13,749	69,306
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,591,811	10,083,314

Cash flows from investing activities:
U.S. Treasury securities purchased	-6,075,000	-2,450,000
U.S. Treasury securities matured	4,275,000	3,250,000
Expenditures for building and equipment	-18,685	-22,486
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-1,818,685	777,514

Cash flows from financing activities:
Distributions paid	-13,500,000	-11,025,000
NET CASH USED IN FINANCING ACTIVITIES	-13,500,000	-11,025,000

Net increase (decrease) in cash and cash equivalents	273,126	-164,172

Cash and cash equivalents at beginning of year	668,310	924,234

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$941,436	$760,062

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Nine Months ended September 30, 2011 and September 30, 2010

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

Note 2 – SECURITIES

United States Treasury securities are classified as “held-to-maturity” securities and are carried at cost, adjusted for accrued interest and amortization of premium or discount. The aggregate fair values listed in the table below are based on quoted prices in active markets for identical assets (Level 1). Securities recognized as current assets will mature within one year of the respective period ending date stated below. Securities recognized as noncurrent assets will mature one to three years from the respective period ending date stated below. Following is a summary of the securities as of the periods stated:

	Current		Noncurrent
	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Aggregate fair value	$4,387,576	$5,017,250	$5,470,463	$3,014,093
Gross unrealized holding gains	-3,923	-13,938	-15,796	-3,358
Gross unrealized holding losses	—	—	1,778	4,732
Amortized cost basis	4,383,653	5,003,312	5,456,445	3,015,467
Accrued interest	7,949	9,960	15,758	10,457
Amounts shown on balance sheets	$4,391,602	$5,013,272	$5,472,203	$3,025,924

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
Service cost	$69,911	$61,605	$209,735	$184,817
Interest cost	79,965	79,668	239,895	239,002
Expected return on assets	–108,397	–96,745	–325,193	–290,237
Amortization of net loss	76,587	54,428	229,761	163,285
Amortization of prior service cost	4,367	4,367	13,102	13,102
Net periodic pension cost	$122,433	$103,323	$367,300	$309,969

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarially recommended contribution to the pension plan for 2011 was $551,124, which contribution was made in August 2011.

Note 4 – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with United States Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2011:

Attorneys’ fees and expenses	$1,024,834
Costs of surface lands	6,606,815
Cumulative shipment credits	–2,253,321
Cumulative asset disposition credits	–372,124

Principal Charges account balance	$5,006,204

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note 5 – COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
Net income	$5,656,309	$5,243,431	$15,803,869	$12,008,229
Other comprehensive income:
Defined benefit pension plan -
Amortization of net loss	76,587	54,428	229,761	163,285
Amortization of prior service cost	4,367	4,367	13,102	13,102
Total other comprehensive income	80,954	58,795	242,863	176,387
Total comprehensive income	$5,737,263	$5,302,226	$16,046,732	$12,184,616

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

Periods of Three and Nine Months ended September 30, 2011 and September 30, 2010

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

Results of Operations:

Royalties increased $4,085,548 and $472,531 during the nine months and three months ended September 30, 2011, respectively, as compared to the same periods in 2010, due mainly to a higher overall average earned royalty rate caused by escalation of producer price indices.

Interest and other income decreased $96,868 and $45,672 during the nine months and three months ended September 30, 2011, respectively, as compared to the same periods in 2010, due mainly to less gravel revenues received and reduced yields on the Trust’s investments.

Costs and expenses increased $193,040 and $13,981 during the nine months and three months ended September 30, 2011, respectively, as compared to the same periods in 2010, due mainly to increased legal expenditures associated with the execution of a new lease and a surface land acquisition, as well as additional pension expense pertaining to the defined benefit pension plan.

At their meeting held on September 16, 2011, the Trustees declared a distribution of $4.00 per share, amounting to $6,000,000 payable October 31, 2011, to certificate holders of record at the close of business on September 30, 2011. The Trustees have now declared three quarterly distributions in 2011. The first, in the amount of $2.25 per share, was paid on April 29, 2011, to certificate holders of record on March 31, 2011; the second, in the amount of $3.00 per share, was paid on July 29, 2011, to certificate holders of record on June 30, 2011; and the third, that being the current distribution. The first, second and third quarter 2010 distributions were $2.00, $2.75 and $3.75 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2012 to certificate holders of record on December 30, 2011.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3.    Defaults Upon Senior Securities

- None

Item 4.    (Removed and Reserved)

- Not applicable

Item 5.    Other Information

- None

Item 6.    Exhibits

Exhibit No.	Document
- 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
- 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
- 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)
- 101.INS	XBRL Instance Document (Interactive Data File)
- 101.SCH	XBRL Taxonomy Extension Schema (Interactive Data File)
- 101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Interactive Data File)
- 101.LAB	XBRL Taxonomy Extension Label Linkbase (Interactive Data File)
- 101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Interactive Data File)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	October 25, 2011	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	October 25, 2011	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:   SEPTEMBER 30, 2011

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