Form 10-K
period 2011-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2012-02-17
CIK 43410

Annual Report on Form 10-K

Great Northern Iron Ore Properties

December 31, 2011

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission File Number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code  651 / 224-2385

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Trustees’ Certificates of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).   Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ).    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, that being June 30, 2011, the aggregate market value of the registrant’s certificates (shares) of beneficial interest held by non-affiliates of the registrant was $154,890,150 based on the closing sale price as reported on the New York Stock Exchange Euronext – Composite Inter-Market Trading System.

The number of certificates (shares) of beneficial interest outstanding as of the close of the period covered by this report:

Trustees’ Certificates of Beneficial Interest – 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2011, attached hereto as Exhibit 13, are incorporated by reference into Part II.

PART I

Item 1.	BUSINESS

The Registrant (“Trust” or “we” or “our” or “GNIOP”) owns interests in fee, both mineral and nonmineral lands, on the Mesabi Iron Range in northeastern Minnesota. The Registrant is a conventional nonvoting trust organized under the laws of the State of Michigan pursuant to a Trust Agreement dated December 7, 1906. Because the Trust properties and offices are all located in Minnesota, the Trust and matters affecting the Trust are under the jurisdiction of the Ramsey County District Court (“Court”) in Saint Paul, Minnesota. Income is primarily derived from royalties on iron ore minerals (taconite) mined by our lessees from these properties and minimum royalties. The Registrant is presently involved primarily with the leasing and care of these properties. There have been no significant changes in these functions since the beginning of the fiscal year.

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

The Trust has previously provided information in its various Securities and Exchange Commission filings, including its Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and properties) and the balance in the Principal Charges account, less any and all expenses and obligations of the Trust upon termination. To offer a hypothetical example, without factoring in any expenses and obligations of the Trust upon its termination, and using the financial statement values as of December 31, 2011, the net monies were approximately $7,927,000 and the

Item 1.	BUSINESS – continued

Principal Charges account balance was approximately $4,962,000, resulting in a final distribution payable of approximately $12,889,000, or about $8.59 per share. After payment of this final distribution, the certificates of beneficial interest (shares) would be cancelled and have no further value. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years and will not be “final” until after the termination and wind-down of the Trust. The Trust offers this example to further inform investors about the conceptual nature of the final distribution and does not imply or guarantee a specific known final distribution amount.

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

Although the Registrant owns in excess of 67,000 acres in varied fee (surface and/or mineral) and ownership percentage interests in northeastern Minnesota, our mineral interests on the Mesabi Iron Range formation represent 12,033 acres, including approximately 7,443 acres that are wholly owned, 1,080 acres in which the Registrant is a tenant in common with a 91% interest, 3,350 acres in tenancy in common with a 50% interest and 160 acres in tenancy in common with other fractional interests. Of said mineral interest total, 9,895 acres are under lease and 2,138 acres are unleased.

None of the Registrant’s leases provide for any right of renewal by the lessees upon expiration, even though unmined minerals might remain. Any extension of any such terminating lease would have to be negotiated in the same manner as unleased properties.

The Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, our engineers estimate that the proven and probable ore reserves of magnetic taconite under lease as of December 31, 2011, were equivalent to approximately 365,999,000 tons of pellets. These ore reserves are developed from exploration drilling (diamond drilling) analyses performed by our lessees (steel and mining companies), with our interaction and assistance, though they have never been audited by any external party as this is not a customary practice. Although the ore reserves generally are adjusted downward each year for taconite pellet shipments, they also may increase due to new leases entered into and/or amendments to existing leases

Item 1.	BUSINESS – continued

that may provide for the development of additional reserves. In addition, reserve adjustments (positive or negative) are made from time to time when additional diamond drilling results in adjustments to the estimates (see table of current leases within this “Item 1. Business” section for additional reserve information).

Present leases provide for minimum royalties aggregating approximately $6,300,000 for the year 2012 even if no taconite is mined. This entire amount is attributable to long-term taconite leases.

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

The Registrant’s royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, minimum royalties collected and absorption of minimum royalties collected. Following is a summary of shipments by lessee (operating facility) for the years 2011, 2010 and 2009:

	Pellet Tons Shipped
	2011	2010	2009

U.S. Steel Corporation – Minntac	4,051,571	3,408,528	2,750,089
Hibbing Taconite Company	3,487,176	3,144,896	3,083,739
U.S. Steel Corporation – Keetac	381,576	747,610	—
	7,920,323	7,301,034	5,833,828

As previously reported, Section 646 of the Tax Reform Act of 1986, as amended, provided a special elective provision under which the Trust was allowed to convert from taxation as a corporation to that of a grantor trust. Pursuant to an Order of the

Item 1.	BUSINESS – continued

Ramsey County District Court, the Trustees filed the Section 646 election with the Internal Revenue Service (“IRS”) on December 30, 1988. On January 1, 1989, the Trust became exempt from federal and Minnesota corporate income taxes. For years 1989 and thereafter, certificate holders are taxed on their allocable share of the Trust’s income whether or not the income is distributed. For certificate holder tax purposes, the Trust’s income is determined on an annual basis, one-fourth then being allocated to each quarterly record date.

The Trustees provided annual income tax information in January 2012 to registered certificate holders of record with holdings on any of the four quarterly record dates during 2011. This information included the following:

•	Substitute Form 1099-MISC – This form reported the registered certificate holder’s 2011 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign registered certificate holders received a Form 1042-S.)

•	Trust Supplemental Statement – This statement reported the number of units (shares) held by the registered certificate holder on any of the four quarterly record dates in 2011.

•	Tax Return Guide – This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

At December 31, 2011, the Registrant employed ten persons. We have been engaged in only one line of business, namely the leasing and maintenance of our mineral properties. Our business is not seasonal, but income primarily depends upon production by the steel and mining companies that lease our properties. We have no operations in foreign countries. Our customers’ (or lessees’) taconite facilities are all located in northeastern Minnesota, though the ownership interests and/or corporate headquarters are elsewhere, as explained in the footnotes to the table below.

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

Item 1.	BUSINESS – continued

The table on the following page is a listing of the Registrant’s current leases, all associated with taconite mining facilities located on the Mesabi Iron Range in northeastern Minnesota near the cities of Hibbing and Virginia. The following footnotes pertain to said table:

(a)	Operator of lease is as follows: (1) U.S. Steel Corporation – “Minntac”; (2) U.S. Steel Corporation – “Keetac”; (3) Cliffs Mining Company – Hibbing Taconite Company (“Hibtac”); (4) Essar Steel Minnesota, LLC (“ESM” or “MSI”). The ownership interests and corporate headquarters for the above operators are as follows: Minntac and Keetac owned 100% by U.S. Steel Corporation (Pittsburgh, PA); Hibtac owned 62.3% by Arcelor-Mittal (Luxembourg), 23% by Cliffs Natural Resources Inc. (Cleveland, OH), and 14.7% by U.S. Steel Corporation (Pittsburgh, PA); and ESM owned 100% by Essar Steel Holdings Ltd. (Mauritius), a subsidiary of Essar Global Ltd. (Mumbai, India [Cayman Islands corporation]).

(b)	Represents leased mineral acres on iron formation.

(c)	Represents other leased surface acres on or off iron formation and/or mineral acres off iron formation.

(d)	Represents proven and probable magnetic taconite reserves in pellet tons (rounded to the nearest thousand) remaining as of the end of the fiscal year.

(e)	Lessee termination provision requires notice of: (1) 1 year; (2) 6 months.

Item 1.	BUSINESS – continued

Table of Registrant’s current leases:

Lease (a)	Mineral Acres (b)	Other Acres (c)	Total Number of Leased Acres	Magnetic Ore Reserves in Pellet Tons (000) (d)	GNIOP Mineral Interest	County Location	Term (e)

Bennett Annex (2)	238	—	238	—	100%	St. Louis	01/01/1965 to 12/31/2039 (1)
Carmi-Enterprise(2)	2,352	782	3,134	35,639	100	St. Louis and Itasca	01/01/2011 to 12/31/2057 (2)
Gray Annex (3)	40	—	40	—	50	St. Louis	01/01/1974 to 01/01/2049 (1)
Ontario 50% (3)	1,317	80	1,397	19,622	50	St. Louis and Itasca	07/01/1978 to 12/31/2016 (1)
Ontario 100% (3)	280	120	400	11,191	100	St. Louis and Itasca	07/01/1978 to 12/31/2016 (1)

Ontario #3 (3)	40	40	80	457	25	St. Louis	01/02/1993 to 12/31/2016 (1)
Mahoning (3)	940	40	980	35,318	100	St. Louis and Itasca	01/01/1979 to 12/31/2026 (1)
Russell Annex (2)	200	—	200	1,074	50	Itasca	01/01/1966 to 12/31/2040 (1)
L&W/Leetonia (3)	80	—	80	2,882	50/~51	St. Louis	01/01/2005 to 12/31/2014 (1)
South Stevenson (2)	180	—	180	17,637	100	St. Louis	04/01/1966 to 04/01/2041 (1)

Minntac (1)	1,525	200	1,725	153,145	100	St. Louis	01/01/1959 to 12/31/2057 (2)
Atkins (1)	440	40	480	39,314	~91	St. Louis	08/01/1984 to 12/31/2033 (2)
MSI 100% (4)	1,190	877	2,067	20,466	100	Itasca	11/29/2006 to 12/31/2036 (2)
MSI BLGN (4)	1,073	—	1,073	29,254	50	Itasca	11/29/2006 to 12/31/2036 (2)
MSI 50% (4)	—	80	80	—	50	Itasca	11/29/2006 to 12/31/2036 (2)

Totals	9,895	2,259	12,154	365,999

Item 1A.	RISK FACTORS

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

A decline in market demand for steel, and correspondingly taconite, could adversely affect our financial results. However, other related and sometimes compensating factors include our lessees’ operating levels, minimum royalties, ore body quality, metallurgical and geological characteristics, and location of our lands. Also sometimes affecting taconite production from our lands are extreme weather conditions and labor contracts at the mines. Though we are not a party to the labor contracts, all pertinent labor contracts affecting production from our lands run through August 31, 2012. Our business could be adversely affected if the lessees have difficulty entering into new labor contracts and production decreases as a result. Additionally, over the past few years, the domestic steel and taconite industries have also been influenced by the global markets. As a result, the future demand for domestic steel and taconite, which is now part of the global markets, is uncertain. While any cut in production by any of our lessees can adversely affect the Trust, continued receipt of minimum royalties do mitigate this effect, in part.

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

In proceedings commenced in 1972, the Minnesota Supreme Court determined that while, by the terms of the Trust, the Trustees are given discretionary powers to convert Trust assets to cash and to distribute the proceeds to certificate holders, they are limited in their exercise of those powers by the legal duty imposed by well-established law of trusts to serve the interests of both the term beneficiaries and the reversionary beneficiary with impartiality. Thus, the Trustees have no duty to exercise the powers of sale and distribution unless required to do so to serve both term and reversionary interests; and, if the need arises, the Trustees may petition the Ramsey County District Court, Saint Paul, Minnesota, for further instructions defining what is required in a particular case to balance the interests of certificate holders and reversioner. Also, the Minnesota Supreme Court, in effect, held that the Trust is a conventional trust, rather than a business trust, and must operate within the framework of well-established trust law.

Item 3.	LEGAL PROCEEDINGS – continued

By a letter dated March 24, 2011, certificate holders of record as of December 31, 2010, and the reversioner were notified of a hearing on April 20, 2011, in Ramsey County District Court, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 2010. By Court Order signed and dated April 20, 2011, the 2010 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S SHARES OF BENEFICIAL INTEREST, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest, Market Prices and Distributions on page 5 of the Annual Report to Certificate Holders for the year ended December 31, 2011, attached hereto as Exhibit 13, are incorporated herein by reference. There are no issuer purchases of equity securities. No performance graph is required, as the Registrant is a nonvoting trust and the Trustees are not elected by the certificate holders; therefore, the performance graph has been omitted.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data (Summary of Operations) on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2011, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trustees’ & Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 8, inclusive, of the Annual Report to Certificate Holders for the year ended December 31, 2011, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant are included in the Annual Report to Certificate Holders for the year ended December 31, 2011, attached hereto as Exhibit 13, and are incorporated herein by reference:

Balance Sheets – December 31, 2011 and 2010

Statements of Beneficiaries’ Equity – Years ended December 31, 2011, 2010 and 2009

Statements of Income – Years ended December 31, 2011, 2010 and 2009

Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009

Notes to Financial Statements – December 31, 2011

Quarterly Results of Operations (Unaudited), as shown in “Note 10” of the Notes to the Financial Statements contained in the Annual Report to Certificate Holders for the year ended December 31, 2011, attached hereto as Exhibit 13, are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting on page 9 of the Annual Report to Certificate Holders for the year ended December 31, 2011, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 9A.	CONTROLS AND PROCEDURES – continued

The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting on pages 23 and 24 of the Annual Report to Certificate Holders for the year ended December 31, 2011, attached hereto as Exhibit 13, is incorporated herein by reference.

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

The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees (who are not employees of the Trust) and officers, as of December 31, 2011, whose terms of office are not fixed for a specified time:

Name and Position		Age	Years of Service in Position

Joseph S. Micallef	Trustee	78	35
	President of the Trustees and Chief Executive Officer		13
Roger W. Staehle (1)	Independent Trustee	78	30
Robert A. Stein (2)	Independent Trustee	73	30
James E. Swearingen (3)	Independent Trustee	68	2
Thomas A. Janochoski	Vice President & Secretary and Chief Financial Officer	53	20

____________________

(1)	Roger W. Staehle is an independent member, pursuant to NYSE standards, of the Trust’s Audit Committee.
(2)	Robert A. Stein is an independent member, pursuant to NYSE standards, and the chairman of the Trust’s Audit Committee. He is deemed, for purposes thereto, to be a financial expert. He also presides at all non-management executive sessions.
(3)	James E. Swearingen is an independent member, pursuant to NYSE standards, of the Trust’s Audit Committee. He is deemed, for purposes thereto, to be a financial expert.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – continued

The Board of Trustees meets quarterly throughout the year. There are no family relationships between any of the Trustees, officers or employees. The principal occupations and directorships of the Great Northern Iron Ore Properties Trustees and officers during the last five years are as follows:

JOSEPH S. MICALLEF, President of the Trustees and Chief Executive Officer.
   - Director, William Mitchell College of Law, Saint Paul, Minnesota.

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

ROGER W. STAEHLE, Trustee.
   - Adjunct Professor, Institute of Technology, University of Minnesota;
   - Industrial Consultant in the field of Metallurgy.

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

ROBERT A. STEIN, Trustee.
   - Everett Fraser Professor of Law, University of Minnesota;
   - Attorney of Counsel, Gray Plant Mooty Law Firm, Minneapolis, Minnesota;
   - Executive Director and Chief Operating Officer, American Bar Association, until October 2006.

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

JAMES E. SWEARINGEN, Trustee.
   - Director, PolyMet Mining Corporation until July 2010;
   - Chief Financial Officer, PolyMet Mining Corporation until December 2007.

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

THOMAS A. JANOCHOSKI, Vice President & Secretary, Chief Financial Officer.
   - Director and President, Iron Ore Lessors Association Inc., Saint Paul, Minnesota.

Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – continued

Information Regarding Board of Trustees and Corporate Governance

As provided in the Trust Agreement, should a vacancy exist on the Board of Trustees, the remaining Trustees meet and jointly select another Trustee to fill the position. In the unlikely event there are no remaining Trustees, the Trust Agreement provides additional guidance to re-create a Board. Once appointed to the Board, the Trustees seek Court approval and confirmation from the Ramsey County District Court in Saint Paul, Minnesota. Accordingly, certificate holders of the Trust’s certificates of beneficial interest have no authority to elect Trustees or to nominate persons to serve on the Board. The Trust has no express diversity policy; however, the Trustees seek to maintain among the Board members experience in various disciplines relevant to the Trust’s business. The leadership structure of the Board of Trustees is established by the Trust Agreement, which combines the positions of the President of the Trustees and the Chief Executive Officer of the Trust. Mr. Micallef currently holds both of these positions. As Audit Committee Chairman, Mr. Stein currently serves as the Trust’s lead independent member and presides at all non-management executive sessions.

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

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table(a)

Name and Principal Position	Year	Salary	Bonus	Pension Values(b)	Total

Joseph S. Micallef	2011	$180,000	$80,000	$—	$260,000
President of the Trustees	2010	180,000	80,000	—	260,000
and Chief Executive Officer	2009	180,000	80,000	—	260,000

Thomas A. Janochoski	2011	160,367	8,000	118,994	287,361
Vice President & Secretary	2010	158,000	8,000	145,401	311,401
and Chief Financial Officer	2009	155,233	8,000	60,542	223,775

Notes: (a) There are no Stock Awards, Option Awards, Non-equity Incentive Plan Compensation or All Other Compensation and, accordingly, such columns in the table and any corresponding supplemental tables have been omitted. (b) Pension Values represent “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” if applicable.

Compensation Discussion and Analysis

The Trust has only two executive officers, the President of the Trustees and Chief Executive Officer (“CEO”) and the Vice President & Secretary and Chief Financial Officer (“CFO”), as shown above in the Summary Compensation Table. No other Trust personnel receive compensation in excess of these named executives. The compensation for the Trust’s other directors (Trustees other than the CEO) is discussed and shown below under a separate table.

The compensation of the Trustees and CEO is established by the Trust Agreement (as modified by Court Orders). That is, the CEO does not participate in setting his own compensation. In addition, the Board of Trustees, as a whole, establishes and approves all compensation for all employees of the Trust (including that of the CFO) based on market data obtained from time to time, as deemed necessary.

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

President of the Trustees/Chief Executive Officer (CEO) Compensation

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

The original 1906 Trust Agreement provided for compensation to the CEO of $25,000, plus additional compensation (bonus) equal to one percent (1%) of the excess of annual gross income of the Trust over $5,000,000, with a maximum bonus of $25,000. Between 1906 and 1982, the compensation of the CEO had never been adjusted. Because of the time-consuming legal proceedings that occurred in the 1970s and 1980s, and the fact that there had not been an increase in compensation since the inception of the Trust, the Trustees petitioned the Court for an increase in compensation to reflect, in part, their increased time commitments and inflation over the years.

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

Vice President & Secretary/Chief Financial Officer (CFO) Compensation

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

Since 2001, the Trustees have extrapolated the historical salary percentage increase that occurred between 1990 and 2001 forward to current year dollars or, if greater, adjusted the salary ranges based on the change in the Consumer Price Index since 2001. The Trustees intend to target the CFO’s base salary to fall within the range of this 2001 study, as extrapolated to current year dollars. The CFO’s base salary for 2011 does fall within that range.

In addition to the CFO’s base salary, the Summary Compensation Table includes $3,200, $5,900 and $8,100 under the column heading “Salary” for nonqualified deferred compensation plan contributions accrued by the Trust for the benefit of the CFO for the years 2011, 2010 and 2009, respectively (as discussed and shown below under a separate table).

The CFO’s bonus compensation was established in 2001 to reward the CFO for any productive year by the Trust that effectively results in gross revenues in excess of $5,000,000, the same threshold used for the bonus calculation of the CEO. The CFO’s bonus compensation is equal to ten percent (10%) of the CEO’s bonus compensation, resulting in a current maximum annual bonus of $8,000.

The increase in the actuarial present value of accumulated benefits under the column heading “Pension Values” for the CFO within the Trust’s defined benefit pension plan (as discussed and shown below under a separate table) amounted to $114,476, $141,044 and $60,542 for the years 2011, 2010 and 2009, respectively. The CFO participates in the pension plan, along with all other employees, on a nondiscriminatory basis.

Item 11.	EXECUTIVE COMPENSATION – continued

In addition to the CFO’s compensation attributed to the increase in the actuarial present value of accumulated benefits as stated above, the column heading “Pension Values” also includes $4,518, $4,357 and $0 of above-market returns pertaining to nonqualified deferred compensation earnings accrued by the Trust for the benefit of the CFO for the years 2011, 2010 and 2009, respectively, under the nonqualified deferred compensation plan (as discussed and shown below under a separate table).

The CFO does not receive any stock awards, option awards or non-equity incentive plan compensation. Accordingly, such columns in the table and the corresponding supplemental tables have been omitted. In addition, the CFO did not receive any other compensation that would require disclosure under the column heading “All Other Compensation.”

Post-Employment Compensation

Pension Benefits Table

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Thomas A. Janochoski (CFO)	Defined Benefit Pension Plan	22	$865,199	$ —

Only employees of the Trust (not Trustees) are eligible to participate in the Trust’s pension plan and, as such, post-employment compensation disclosure is not applicable for the CEO or the other Trustees. The CFO, as an employee of the Trust, does participate in the Trust’s defined benefit pension plan on a nondiscriminatory basis with the other employees of the Trust.

The Number of Years Credited Service reflects the years of credited service currently vested as of December 31, 2011. The normal retirement benefit is a straight life annuity as of the end of the Trust and is based on the highest sixty (60) consecutive months average salary (annualized), the years of credited service and three percent (3%) per year of credited service, as defined in the pension plan.

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

Nonqualified Deferred Compensation Table

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End

Thomas A. Janochoski (CFO)	$ —	$3,200	$8,500	$ —	$94,500

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

Aggregate Earnings in the Last Fiscal Year represent interest earned on the Aggregate Balance at Last Fiscal Year-End within the deferred compensation plan. The interest percentage used to determine interest earned is the greater of five percent (5%) or the actual one-year current return achieved within the Trust’s defined benefit pension plan. The Aggregate Balance at Last Fiscal Year-End is distributable at the earliest of (i) the CFO’s termination of employment, (ii) the termination of the Trust (April 6, 2015), (iii) the CFO’s termination of employment due to disability, or (iv) the CFO’s death.

Item 11.	EXECUTIVE COMPENSATION – continued

Of the total $3,200 in Registrant Contributions in the Last Fiscal Year and total $8,500 in Aggregate Earnings in the Last Fiscal Year listed in the table above, $3,200 (deferred compensation) and $4,518 (above-market earnings), respectively, were included in the Summary Compensation Table under the respective column headings “Salary” and “Pension Values” for the year 2011. In addition, of the total $94,500 Aggregate Balance at Last Fiscal Year-End listed in the table above, $5,900 and $8,100 (deferred compensation) were included in the Summary Compensation Table under the column heading “Salary” for the years 2010 and 2009, respectively; and $4,357 and $0 (above-market earnings) were included in the Summary Compensation Table under the column heading “Pension Values” for the years 2010 and 2009, respectively.

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

The original 1906 Trust Agreement provided for compensation of $10,000 to each of the other Trustees (other than the CEO). Between 1906 and 1982, the compensation of the Trustees (other than the CEO) had never been adjusted. Because of the time-consuming legal proceedings that occurred in the 1970s and 1980s, and the fact that there had not been an increase in compensation since the inception of the Trust, the Trustees petitioned the Court for an increase in compensation to reflect, in part, their increased time commitments and inflation over the years.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The only authorized securities of the Registrant are Trustees’ Certificates of Beneficial Interest. These securities are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102). The holders of these securities do not have voting rights. The Trust is not aware of any entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2011.

(b)	There were no Certificates of Beneficial Interest of Great Northern Iron Ore Properties owned or pledged by the Trustees or officers of the Trust as of December 31, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no certain relationships or related transactions requiring disclosure under this section. Director independence is set forth in “Item 10. Directors, Executive Officers and Corporate Governance” of this report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit and non-audit services (printing and reproduction services) were preapproved by the Audit Committee. Fees paid in 2011 for the annual audit services were $83,250, for audit-related services were $1,600, for tax services were $0 and for all other services were $3,000. Fees paid in 2010 for the annual audit services were $79,500, for audit-related services were $1,500, for tax services were $0 and for all other services were $3,000.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following financial statements of Great Northern Iron Ore Properties are included in the Registrant’s Annual Report to Certificate Holders for the year ended December 31, 2011, attached hereto as Exhibit 13, and are incorporated by reference in Item 8:

Balance Sheets – December 31, 2011 and 2010

Statements of Beneficiaries’ Equity – Years ended December 31, 2011, 2010 and 2009

Statements of Income – Years ended December 31, 2011, 2010 and 2009

Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009

Notes to Financial Statements – December 31, 2011

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

/s/ Joseph S. Micallef	February 17, 2012
Joseph S. Micallef, Trustee and President of the Trustees, Chief Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below constitutes Joseph S. Micallef and Thomas A. Janochoski as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Joseph S. Micallef	Chief Executive Officer, Trustee and President of the Trustees (principal executive officer)	February 17, 2012
Joseph S. Micallef

/s/ Roger W. Staehle	Trustee	February 17, 2012
Roger W. Staehle

/s/ Robert A. Stein	Trustee	February 17, 2012
Robert A. Stein

/s/ James E. Swearingen	Trustee	February 17, 2012
James E. Swearingen

/s/ Thomas A. Janochoski	Chief Financial Officer, Vice President & Secretary (principal financial and accounting officer)	February 17, 2012
Thomas A. Janochoski

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2011

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building
332 Minnesota Street
Saint Paul, Minnesota 55101-1361

Exhibit No.	Document
3	Copy of Trust Agreement and Rules and Regulations for Management of the Trust (filed as Exhibit A to Great Northern Iron Ore Properties Form 11, filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

4	Specimen of Securities Registered Hereunder (filed as Exhibit E to Great Northern Iron Ore Properties Form 11, filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

10.1	Court Order on Trustees’ Compensation (and annual hearing of accounts), dated May 12, 2008, but effective July 1, 2008 (filed as Exhibit 10.1 to Great Northern Iron Ore Properties Form 8-K, filed on May 12, 2008, and incorporated by reference)

10.2	U.S. Steel Corporation Minntac January 1, 1959 Lease and Operating Agreement and all subsequent amendments through September 12, 2003 (filed as Exhibit 10.2 to Great Northern Iron Ore Properties Form 10-Q, filed on July 24, 2008, and incorporated by reference, subject to a confidential treatment request as to certain portions of this exhibit that was filed separately with and granted by the Securities and Exchange Commission)

10.3	Hibbing Taconite Company Mahoning January 1, 1979 Lease and Operating Agreement and all subsequent amendments through January 1, 2006 (filed as Exhibit 10.3 to Great Northern Iron Ore Properties Form 10-Q, filed on July 24, 2008, and incorporated by reference, subject to a confidential treatment request as to certain portions of this exhibit that was filed separately with and granted by the Securities and Exchange Commission)

EXHIBIT INDEX – continued

Exhibit No.	Document
13	Annual Report to Certificate Holders

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)

99	Report of Audit Committee

101.INS	XBRL Instance Document (Interactive Data File)

101.SCH	XBRL Taxonomy Extension Schema Document (Interactive Data File)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Interactive Data File)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Interactive Data File)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Interactive Data File)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Interactive Data File)