Form 10-Q
period 2012-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2012-04-26
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Number of shares of beneficial interest outstanding on March 31, 2012:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$589,334	$750,947
United States Treasury securities	4,033,859	5,108,307
Royalties receivable	6,730,314	7,912,289
Prepaid expenses	72,641	2,110
TOTAL CURRENT ASSETS	11,426,148	13,773,653

NONCURRENT ASSETS
United States Treasury securities	4,862,481	4,759,072

PROPERTIES
Mineral and surface lands	39,479,708	39,479,708
Less: Allowances for accumulated depletion and amortization	-37,375,777	-37,201,777
	2,103,931	2,277,931

Building and equipment	316,816	316,816
Less: Allowances for accumulated depreciation	-221,020	-212,560
	95,796	104,256
TOTAL PROPERTIES	2,199,727	2,382,187
TOTAL ASSETS	$18,488,356	$20,914,912

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$185,622	$128,856
Distributions	3,375,000	8,625,000
TOTAL CURRENT LIABILITIES	3,560,622	8,753,856

NONCURRENT LIABILITIES
Deferred compensation	209,600	209,600
Liability for pension benefits	1,687,245	1,642,113
TOTAL NONCURRENT LIABILITIES	1,896,845	1,851,713
TOTAL LIABILITIES	5,457,467	10,605,569

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	15,346,421	12,752,340
Accumulated other comprehensive loss	-2,315,532	-2,442,997
TOTAL BENEFICIARIES’ EQUITY	13,030,889	10,309,343
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$18,488,356	$20,914,912

Note: The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31
	2012		2011
REVENUES
Royalties	$7,000,188		$5,414,676
Interest and other income	30,357		34,218
	7,030,545		5,448,894
Costs and expenses	-1,061,464		-954,202

NET INCOME	$5,969,081		$4,494,692

Weighted-average shares outstanding	1,500,000		1,500,000

BASIC AND DILUTED EARNINGS PER SHARE	$3.98		$3.00

Distributions declared per share	$2.25	(1)	$2.25	(2)

(1)	$2.25	declared	3/9/2012
		payable	4/30/2012

(2)	$2.25	declared	3/10/2011
		paid	4/29/2011

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31
	2012	2011
NET INCOME	$5,969,081	$4,494,692
Other comprehensive income:
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost	4,367	4,367
Amortization of net loss included in net periodic pension cost	123,098	76,587
Total other comprehensive income	127,465	80,954

TOTAL COMPREHENSIVE INCOME	$6,096,546	$4,575,646

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31
	2012	2011
Cash flows from operating activities:
Cash received from royalties and rents	$8,203,545	$5,986,493
Cash paid to suppliers and employees	-720,172	-711,907
Interest and related premium/discount received (paid)	5,014	-4,028
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,488,387	5,270,558

Cash flows from investing activities:
United States Treasury securities purchased	-1,625,000	-1,525,000
United States Treasury securities matured	2,600,000	1,750,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	975,000	225,000

Cash flows from financing activities:
Distributions paid	-8,625,000	-5,625,000
NET CASH USED IN FINANCING ACTIVITIES	-8,625,000	-5,625,000

Net decrease in cash and cash equivalents	-161,613	-129,442

Cash and cash equivalents at beginning of year	750,947	668,310

CASH AND CASH EQUIVALENTS AT MARCH 31	$589,334	$538,868

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three Months ended March 31, 2012 and March 31, 2011

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 – SECURITIES

United States Treasury securities are classified as held-to-maturity securities and are carried at cost, adjusted for accrued interest and amortization of premium or discount. The aggregate fair values listed in the table below are based on quoted prices in active markets for identical assets (Level 1). Securities recognized as current assets will mature within one year of the respective period ending date stated below. Securities recognized as noncurrent assets will mature one to three years from the respective period ending date stated below. Following is a summary of the securities as of the periods stated:

	Current		Noncurrent
	March 31, 2012	Dec. 31, 2011	March 31, 2012	Dec. 31, 2011
Aggregate fair value	$4,026,724	$5,094,703	$4,850,535	$4,755,809
Gross unrealized holding gains	-7,486	-4,929	-4,517	-12,995
Gross unrealized holding losses	32	857	5,950	1,192
Amortized cost basis	4,019,270	5,090,631	4,851,968	4,744,006
Accrued interest	14,589	17,676	10,513	15,066
Amounts shown on balance sheets	$4,033,859	$5,108,307	$4,862,481	$4,759,072

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost for the three months ended March 31 is as follows:

	2012	2011
Service cost	$76,700	$69,912
Interest cost	80,549	79,965
Expected return on assets	–112,117	–108,398
Amortization of net loss	123,098	76,587
Amortization of prior service cost	4,367	4,367
Net periodic pension cost	$172,597	$122,433

The Trust had previously disclosed in its Annual Report as of December 31, 2011, that the next contribution to the plan for 2012 is estimated to approximate $570,000, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year-end, March 31. No additional updated information is available at this time.

Note 4 – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with U. S. Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of March 31, 2012:

Attorneys’ fees and expenses	$1,024,834
Costs of surface lands	6,606,815
Cumulative shipment credits	–2,320,314
Cumulative asset disposition credits	–372,124

Principal Charges account balance	$4,939,211

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2012 and March 31, 2011

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

We have previously provided information in our various Securities and Exchange Commission filings, including our Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and properties) and the balance in the Principal Charges account, less any and all expenses and obligations of the Trust upon termination. To offer a hypothetical example, without factoring in any expenses and obligations of the Trust upon its termination, and using the financial statement values as of December 31, 2011, the net monies were approximately $7,927,000 and the Principal Charges account balance was approximately $4,962,000, resulting in a final distribution payable of approximately $12,889,000, or about $8.59 per share. After payment of this final distribution, the certificates of beneficial interest (shares) would be cancelled and have no further value. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years and will not be “final” until after the termination and wind-down of the Trust. The Trust offers this example to further inform investors about the conceptual nature of the final distribution and does not imply or guarantee a specific known final distribution amount.

Results of Operations:

Royalties increased $1,585,512 during the three months ended March 31, 2012, as compared to the same period in 2011, due mainly to greater taconite shipments from our Trust lands and a higher overall average earned royalty rate caused by escalation of producer price indices.

Interest and other income decreased $3,861 during the three months ended March 31, 2012, as compared to the same period in 2011, due mainly to reduced yields on the Trust’s investments.

Costs and expenses increased $107,262 during the three months ended March 31, 2012, as compared to the same period in 2011, due mainly to higher pension expense pertaining to the defined benefit pension plan primarily caused by a reduction in the discount rate and additional amortization of surface lands that were acquired in prior years.

At their meeting held on March 9, 2012, the Trustees declared a distribution of $2.25 per share, amounting to $3,375,000 payable April 30, 2012, to certificate holders of record at the close of business on March 30, 2012. At their meeting held on March 10, 2011, the Trustees declared a distribution of $2.25 per share, amounting to $3,375,000 paid on April 29, 2011, to certificate holders of record at the close of business on March 31, 2011. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late July 2012 to certificate holders of record on June 29, 2012.

A mining agreement dated January 1, 1959, with U. S. Steel Corporation provides that one-half of annual earned royalty income, after satisfaction of minimum royalty payments, shall be applied, in lieu of royalty payments, to reimburse the lessee for a portion of its cost of acquisition of surface lands overlying the leased mineral deposits, which surface lands are then conveyed to the Trustees. There are surface lands yet to be purchased, the costs of which are yet unknown and will not be known until the actual purchases are made.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

- None

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3. Defaults Upon Senior Securities

- None

Item 4. Mine Safety Disclosures

- Not applicable

Item 5. Other Information

- None

Item 6. Exhibits

Exhibit No.	Document
- 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

- 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

- 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)

- 101.INS	XBRL Instance Document (Interactive Data File)

- 101.SCH	XBRL Taxonomy Extension Schema Document (Interactive Data File)

- 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Interactive Data File)

- 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Interactive Data File)

- 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Interactive Data File)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	April 26, 2012	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and Chief Executive Officer

Date	April 26, 2012	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President & Secretary and Chief Financial Officer

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:     MARCH 31, 2012

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