Form 10-Q
period 2012-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2012-07-20
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Number of shares of beneficial interest outstanding on June 30, 2012:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$628,170	$750,947
United States Treasury securities	6,982,293	5,108,307
Royalties receivable	7,036,146	7,912,289
Prepaid expenses	51,174	2,110
TOTAL CURRENT ASSETS	14,697,783	13,773,653

NONCURRENT ASSETS
United States Treasury securities	4,842,162	4,759,072

PROPERTIES
Mineral and surface lands	39,479,708	39,479,708
Less: Allowances for accumulated depletion and amortization	-37,549,777	-37,201,777
	1,929,931	2,277,931

Building and equipment	316,816	316,816
Less: Allowances for accumulated depreciation	-229,480	-212,560
	87,336	104,256
TOTAL PROPERTIES	2,017,267	2,382,187
TOTAL ASSETS	$21,557,212	$20,914,912

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$178,268	$128,856
Distributions	4,500,000	8,625,000
TOTAL CURRENT LIABILITIES	4,678,268	8,753,856

NONCURRENT LIABILITIES
Deferred compensation	209,600	209,600
Liability for pension benefits	1,732,377	1,642,113
TOTAL NONCURRENT LIABILITIES	1,941,977	1,851,713
TOTAL LIABILITIES	6,620,245	10,605,569

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	17,125,034	12,752,340
Accumulated other comprehensive loss	-2,188,067	-2,442,997
TOTAL BENEFICIARIES’ EQUITY	14,936,967	10,309,343
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$21,557,212	$20,914,912

Note: The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
REVENUES
Royalties	$7,305,492		$6,543,197		$14,305,680		$11,957,873
Interest and other income	23,354		28,640		53,711		62,858
	7,328,846		6,571,837		14,359,391		12,020,731
Costs and expenses	-1,050,233		-918,969		-2,111,697		-1,873,171
NET INCOME	$6,278,613		$5,652,868		$12,247,694		$10,147,560

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$4.19		$3.77		$8.17		$6.77

Distributions declared per share	$3.00	(1)	$3.00	(2)	$5.25	(3)	$5.25	(4)

(1)	$3.00	declared	6/6/2012
		payable	7/31/2012

(2)	$3.00	declared	6/10/2011
		paid	7/29/2011

(3)	$2.25	declared	3/9/2012
		paid	4/30/2012
plus	$3.00	declared	6/6/2012
		payable	7/31/2012

(4)	$2.25	declared	3/10/2011
		paid	4/29/2011
plus	$3.00	declared	6/10/2011
		paid	7/29/2011

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
NET INCOME	$6,278,613	$5,652,868	$12,247,694	$10,147,560
Other comprehensive income:
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost	4,368	4,368	8,735	8,735
Amortization of net loss included in net periodic pension cost	123,097	76,587	246,195	153,174
Total other comprehensive income	127,465	80,955	254,930	161,909
TOTAL COMPREHENSIVE INCOME	$6,406,078	$5,733,823	$12,502,624	$10,309,469

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2012	2011
Cash flows from operating activities:
Cash received from royalties and rents	$15,217,173	$11,575,918
Cash paid to suppliers and employees	-1,401,235	-1,336,202
Interest and related premium/discount received (paid)	11,285	-2,987
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,827,223	10,236,729

Cash flows from investing activities:
U.S. Treasury securities purchased	-5,000,000	-4,425,000
U.S. Treasury securities matured	3,050,000	3,325,000
NET CASH USED IN INVESTING ACTIVITIES	-1,950,000	-1,100,000

Cash flows from financing activities:
Distributions paid	-12,000,000	-9,000,000
NET CASH USED IN FINANCING ACTIVITIES	-12,000,000	-9,000,000

Net (decrease) increase in cash and cash equivalents	-122,777	136,729

Cash and cash equivalents at beginning of year	750,947	668,310

CASH AND CASH EQUIVALENTS AT JUNE 30	$628,170	$805,039

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Six Months ended June 30, 2012 and June 30, 2011

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

	Current		Noncurrent
	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Aggregate fair value	$6,973,582	$5,094,703	$4,822,928	$4,755,809
Gross unrealized holding gains	-7,440	-4,929	-1,299	-12,995
Gross unrealized holding losses	8	857	5,486	1,192
Amortized cost basis	6,966,150	5,090,631	4,827,115	4,744,006
Accrued interest	16,143	17,676	15,047	15,066
Amounts shown on balance sheets	$6,982,293	$5,108,307	$4,842,162	$4,759,072

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$76,700	$69,912	$153,400	$139,824
Interest cost	80,550	79,965	161,099	159,930
Expected return on assets	-112,118	-108,398	-224,235	-216,796
Amortization of net loss	123,097	76,587	246,195	153,174
Amortization of prior service cost	4,368	4,368	8,735	8,735
Net periodic pension cost	$172,597	$122,434	$345,194	$244,867

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarially recommended contribution to the pension plan for 2012 is $799,918, which contribution is scheduled to be made in August 2012.

Note 4 – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with U.S. Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of June 30, 2012:

Attorneys’ fees and expenses	$1,024,834
Costs of surface lands	6,606,815
Cumulative shipment credits	-2,347,600
Cumulative asset disposition credits	-372,124
Principal Charges account balance	$4,911,925

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Six Months ended June 30, 2012 and June 30, 2011

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

Results of Operations:

Royalties increased $2,347,807 and $762,295 during the six months and three months ended June 30, 2012, respectively, as compared to the same periods in 2011, due mainly to greater taconite production from Trust lands and a higher overall average earned royalty rate caused by escalation of producer price indices.

Interest and other income decreased $9,147 and $5,286 during the six months and three months ended June 30, 2012, respectively, as compared to the same periods in 2011, due mainly to reduced yields on the Trust’s investments.

Costs and expenses increased $238,526 and $131,264 during the six months and three months ended June 30, 2012, respectively, as compared to the same periods in 2011, due mainly to higher pension expense pertaining to the defined benefit pension plan primarily caused by a reduction in the discount rate and additional amortization of surface lands that were acquired in prior years.

At their meeting held on June 6, 2012, the Trustees declared a distribution of $3.00 per share, amounting to $4,500,000 payable July 31, 2012, to certificate holders of record at the close of business on June 29, 2012. The Trustees have now declared two quarterly distributions in 2012. The first, in the amount of $2.25 per share, was paid on April 30, 2012, to certificate holders of record on March 30, 2012; and the second, that being the current distribution. The first and second quarter 2011 distributions were $2.25 and $3.00 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late October 2012 to certificate holders of record on September 28, 2012.

A mining agreement dated January 1, 1959, with U.S. Steel Corporation provides that one-half of annual earned royalty income, after satisfaction of minimum royalty payments, shall be applied, in lieu of royalty payments, to reimburse the lessee for a portion of its cost of acquisition of surface lands overlying the leased mineral deposits, which surface lands are then conveyed to the Trustees. There are surface lands yet to be purchased, the costs of which are yet unknown and will not be known until the actual purchases are made.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On May 22, 2012, a Ramsey County District Court Judge presided over a hearing for the Trust of Great Northern Iron Ore Properties, the purpose of which was to review and approve the accounts of the Trustees for the calendar year 2011, and also for the purpose of considering requested fee increases in the compensation of the Trustees of Great Northern Iron Ore Properties. By Court Order dated May 22, 2012, the Court approved of the accounts of the Trustees for the calendar year 2011 and, further, granted the requested fee increases in Trustee compensation, all effective as of January 1, 2012. Said increases amounted to $20,000 per year to the President of the Trustees’ base salary, $20,000 per year to the potential bonus of the President (subject to the bonus formula calculation), $10,000 per year to each of the other Trustees other than the President and an additional $5,000 per year to the Trustee serving in the role of Audit Committee Chair.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2011 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3.    Defaults Upon Senior Securities

- None

Item 4.    Mine Safety Disclosures

- Not applicable

Item 5.    Other Information

- None

Item 6.    Exhibits

Exhibit No.	Document
- 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
- 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
- 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)
- 101.INS	XBRL Instance Document (Interactive Data File)
- 101.SCH	XBRL Taxonomy Extension Schema Document (Interactive Data File)
- 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Interactive Data File)
- 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Interactive Data File)
- 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Interactive Data File)
- 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Interactive Data File)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	July 20, 2012	By	/s/ Joseph S. Micallef
Joseph S. Micallef, Chief Executive Officer, Trustee and President of the Trustees
(principal executive officer)

Date	July 20, 2012	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Chief Financial Officer Vice President & Secretary
(principal financial and accounting officer)

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:    JUNE 30, 2012

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