Form 10-Q
period 2012-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2012-10-24
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended September 30, 2012

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

GREAT NORTHERN IRON ORE PROPERTIES
(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of beneficial interest outstanding on September 30, 2012:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES
CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$858,619	$750,947
United States Treasury securities	9,332,633	5,108,307
Royalties receivable	4,907,858	7,912,289
Prepaid expenses	29,707	2,110
TOTAL CURRENT ASSETS	15,128,817	13,773,653

NONCURRENT ASSETS
United States Treasury securities	3,774,606	4,759,072

PROPERTIES
Mineral and surface lands	39,479,708	39,479,708
Less: Allowances for accumulated depletion and amortization	-37,723,777	-37,201,777
	1,755,931	2,277,931

Building and equipment	316,816	316,816
Less: Allowances for accumulated depreciation	-237,940	-212,560
	78,876	104,256
TOTAL PROPERTIES	1,834,807	2,382,187
TOTAL ASSETS	$20,738,230	$20,914,912

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$219,356	$128,856
Distributions	5,250,000	8,625,000
TOTAL CURRENT LIABILITIES	5,469,356	8,753,856

NONCURRENT LIABILITIES
Deferred compensation	209,600	209,600
Liability for pension benefits	977,590	1,642,113
TOTAL NONCURRENT LIABILITIES	1,187,190	1,851,713
TOTAL LIABILITIES	6,656,546	10,605,569

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	16,142,286	12,752,340
Accumulated other comprehensive loss	-2,060,602	-2,442,997
TOTAL BENEFICIARIES’ EQUITY	14,081,684	10,309,343
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$20,738,230	$20,914,912

Note: The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
REVENUES
Royalties	$5,178,144		$6,473,243		$19,483,824		$18,431,116
Interest and other income	45,251		21,192		98,962		84,050
	5,223,395		6,494,435		19,582,786		18,515,166
Costs and expenses	-956,143		-838,126		-3,067,840		-2,711,297
NET INCOME	$4,267,252		$5,656,309		$16,514,946		$15,803,869

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.84		$3.77		$11.01		$10.54

Distributions declared per share	$3.50	(1)	$4.00	(2)	$8.75	(3)	$9.25	(4)

(1)	$3.50	declared payable	9/7/2012 10/31/2012

(2)	$4.00	declared paid	9/16/2011 10/31/2011

(3)	$2.25	declared paid	3/9/2012 4/30/2012
plus	$3.00	declared paid	6/6/2012 7/31/2012
plus	$3.50	declared payable	9/7/2012 10/31/2012

(4)	$2.25	declared paid	3/10/2011 4/29/2011
plus	$3.00	declared paid	6/10/2011 7/29/2011
plus	$4.00	declared paid	9/16/2011 10/31/2011

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
NET INCOME	$4,267,252	$5,656,309	$16,514,946	$15,803,869
Other comprehensive income:
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost	4,367	4,367	13,102	13,102
Amortization of net loss included in net periodic pension cost	123,098	76,587	369,293	229,761
Total other comprehensive income	127,465	80,954	382,395	242,863
TOTAL COMPREHENSIVE INCOME	$4,394,717	$5,737,263	$16,897,341	$16,046,732

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2012	2011
Cash flows from operating activities:
Cash received from royalties and rents	$22,559,309	$17,964,950
Cash paid to suppliers and employees	-2,739,685	-2,386,888
Interest received	38,048	13,749
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,857,672	15,591,811

Cash flows from investing activities:
U.S. Treasury securities purchased	-6,900,000	-6,075,000
U.S. Treasury securities matured	3,650,000	4,275,000
Expenditures for building and equipment	0	-18,685
NET CASH USED IN INVESTING ACTIVITIES	-3,250,000	-1,818,685

Cash flows from financing activities:
Distributions paid	-16,500,000	-13,500,000
NET CASH USED IN FINANCING ACTIVITIES	-16,500,000	-13,500,000

Net increase in cash and cash equivalents	107,672	273,126

Cash and cash equivalents at beginning of year	750,947	668,310

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$858,619	$941,436

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three and Nine Months ended September 30, 2012 and September 30, 2011

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2011.

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

	Current		Noncurrent
	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Aggregate fair value	$9,323,581	$5,094,703	$3,764,826	$4,755,809
Gross unrealized holding gains	-6,748	-4,929	-912	-12,995
Gross unrealized holding losses	42	857	838	1,192
Amortized cost basis	9,316,875	5,090,631	3,764,752	4,744,006
Accrued interest	15,758	17,676	9,854	15,066
Amounts shown on balance sheets	$9,332,633	$5,108,307	$3,774,606	$4,759,072

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011
Service cost	$76,699	$69,911	$230,099	$209,735
Interest cost	80,549	79,965	241,648	239,895
Expected return on assets	-112,117	-108,397	-336,352	-325,193
Amortization of net loss	123,098	76,587	369,293	229,761
Amortization of prior service cost	4,367	4,367	13,102	13,102
Net periodic pension cost	$172,596	$122,433	$517,790	$367,300

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarially recommended contribution to the pension plan for 2012 was $799,918, which contribution was made on August 3, 2012.

Note 4 – BENEFICIARIES’ EQUITY

Pursuant to the Court Order of November 29, 1982, the Trustees were directed to create and maintain an account designated as “Principal Charges.” This account constitutes a first and prior lien of certificate holders on any property transferable to the reversioner and reflects an allocation of beneficiaries’ equity between the certificate holders and the reversioner. This account is neither an asset nor a liability of the Trust. Rather, this account maintains and represents a balance which will be payable to the certificate holders of record from the reversioner at the end of the Trust. The balance in this account consists of attorneys’ fees and expenses of counsel for adverse parties pursuant to the Court Order in connection with litigation commenced in 1972 relating to the Trustees’ powers and duties under the Trust Agreement and the costs of homes and surface lands acquired in accordance with provisions of a lease with U.S. Steel Corporation, net of an allowance to amortize the cost of the land based on actual shipments of taconite and net of a credit for disposition of tangible assets. Following is an analysis of this account as of September 30, 2012:

Attorneys’ fees and expenses	$1,024,834
Costs of surface lands	6,606,815
Cumulative shipment credits	-2,367,288
Cumulative asset disposition credits	-372,124

Principal Charges account balance	$4,892,237

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Nine Months ended September 30, 2012 and September 30, 2011

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

Results of Operations:

Royalties increased $1,052,708 for the nine months ended September 30, 2012, as compared to the same period in 2011, due mainly to greater year-to-date taconite production from Trust lands. Royalties decreased $1,295,099 during the three months ended September 30, 2012, as compared to the same period in 2011, due mainly to reduced quarterly taconite production from Trust lands and a lower overall average earned royalty rate caused by a reduction in the producer price indices.

Interest and other income increased $14,912 and $24,059 during the nine months and three months ended September 30, 2012, respectively, as compared to the same periods in 2011, due mainly to additional gravel and timber revenues received.

Costs and expenses increased $356,543 and $118,017 during the nine months and three months ended September 30, 2012, respectively, as compared to the same periods in 2011, due mainly to higher pension expense pertaining to the defined benefit pension plan primarily caused by a reduction in the discount rate, and additional amortization of surface lands that were acquired in prior years.

At their meeting held on September 7, 2012, the Trustees declared a distribution of $3.50 per share, amounting to $5,250,000 payable October 31, 2012, to certificate holders of record at the close of business on September 28, 2012. The Trustees have now declared three quarterly distributions in 2012. The first, in the amount of $2.25 per share, was paid on April 30, 2012, to certificate holders of record on March 30, 2012; the second, in the amount of $3.00 per share, was paid on July 31, 2012, to certificate holders of record on June 29, 2012; and the third, that being the current distribution. The first, second and third quarter 2011 distributions were $2.25, $3.00 and $4.00 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid in late January 2013 to certificate holders of record on December 31, 2012.

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	October 24, 2012	By	/s/ Joseph S. Micallef
Joseph S. Micallef, Chief Executive Officer,
Trustee and President of the Trustees
(principal executive officer)

Date	October 24, 2012	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Chief Financial Officer,
Vice President & Secretary
(principal financial and accounting officer)

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED: SEPTEMBER 30, 2012

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