Form 10-K
period 2012-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2013-02-22
CIK 43410

Annual Report on Form 10-K

Great Northern Iron Ore Properties

December 31, 2012

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission File Number 1-701

GREAT NORTHERN IRON ORE PROPERTIES

(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	651 / 224-2385

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Trustees’ Certificates of Beneficial Interest	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, that being June 29, 2012, the aggregate market value of the registrant’s certificates (shares) of beneficial interest held by non-affiliates of the registrant was $113,355,000 based on the closing sale price as reported on the New York Stock Exchange Euronext – Composite Inter-Market Trading System.

The number of certificates (shares) of beneficial interest outstanding as of the close of the period covered by this report:

Trustees’ Certificates of Beneficial Interest – 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2012, attached hereto as Exhibit 13, are incorporated by reference into Part II.

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

The Trust has previously provided information in its various Securities and Exchange Commission filings, including its Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and properties) and the balance in the Principal Charges account, less any and all expenses and obligations of the Trust upon termination. To offer a hypothetical example, without factoring in any expenses and obligations of the Trust upon its termination, and using the financial statement values as of December 31, 2012, the net monies were approximately $7,719,000 and the

Item 1.	BUSINESS – continued

Principal Charges account balance was approximately $4,871,000, resulting in a final distribution payable of approximately $12,590,000, or about $8.39 per share. After payment of this final distribution, the certificates of beneficial interest (shares) would be cancelled and have no further value. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years and will not be “final” until after the termination and wind-down of the Trust. The Trust offers this example to further inform investors about the conceptual nature of the final distribution and does not imply or guarantee a specific known final distribution amount.

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

The Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, our engineers estimate that the proven and probable ore reserves of magnetic taconite under lease as of December 31, 2012, were equivalent to approximately 358,639,000 tons of pellets. These ore reserves are developed from exploration drilling (diamond drilling) analyses performed by our lessees (steel and mining companies), with our interaction and assistance, though they have never been audited by any external party as this is not a customary practice. Although the ore reserves generally are adjusted downward each year for taconite pellet shipments, they also may increase due to new leases entered into and/or amendments to existing leases

Item 1.	BUSINESS – continued

that may provide for the development of additional reserves. In addition, reserve adjustments (positive or negative) are made from time to time when additional diamond drilling results in adjustments to the estimates (see table of current leases within this “Item 1. Business” section for additional reserve information).

Present taconite leases provide for minimum royalties aggregating approximately $6,152,000 for the year 2013 even if no taconite is mined. This entire amount is attributable to long-term taconite leases.

All leases granted by the Registrant, except some covering remnants of natural ore, have provisions for escalation of royalty rates. Most of the taconite royalty rates are escalated on the basis of the price of pellets, the iron content, the Producers Price Index (“PPI”) (All Commodities), the PPI (Iron and Steel subgroup) or certain combinations of the above.

There are other landowners on the Mesabi Iron Range, including mining companies and numerous other private fee owners. Accordingly, firm data on competitive conditions in the iron ore industry is not available. Iron ore is also available from a number of other sources. However, the generally close proximity of our lands to the mining facilities tends to provide a competitive advantage to the Trust. In addition, other typical competitive factors include royalty rates, quality and geological characteristics of the ore bodies available, production guarantees granted to the fee owners, minimum royalty provisions and other matters. The Registrant’s non-taconite shipments have presently ceased as a source of income. The mining of taconite by lessees is the most important part of our present business. Future development depends, to a large part, on the demand for taconite from our properties by the steel and mining companies.

The Registrant’s royalty income is dependent on the number of tons of taconite shipped from its properties by the lessees, royalty rates, minimum royalties collected and absorption of minimum royalties collected. Following is a summary of shipments by lessee (operating facility) for the years 2012, 2011 and 2010:

	Pellet Tons Shipped
	2012	2011	2010

U.S. Steel Corporation – Minntac	3,237,598	4,051,571	3,408,528
Hibbing Taconite Company	3,211,256	3,487,176	3,144,896
U.S. Steel Corporation – Keetac	911,602	381,576	747,610
	7,360,456	7,920,323	7,301,034

As previously reported, Section 646 of the Tax Reform Act of 1986, as amended, provided a special elective provision under which the Trust was allowed to convert from taxation as a corporation to that of a grantor trust. Pursuant to an Order of the

Item 1.	BUSINESS – continued

Ramsey County District Court, the Trustees filed the Section 646 election with the Internal Revenue Service (“IRS”) on December 30, 1988. As of January 1, 1989, the Trust was no longer subject to federal and Minnesota corporate income taxes. For years 1989 and thereafter, certificate holders are taxed on their allocable share of the Trust’s income whether or not the income is distributed. For certificate holder tax purposes, the Trust’s income is determined on an annual basis, one-fourth then being allocated to each quarterly record date.

The Trustees provided annual income tax information in January 2013 to registered certificate holders of record with holdings on any of the four quarterly record dates during 2012. This information included the following:

•	Substitute Form 1099-MISC – This form reported the registered certificate holder’s 2012 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign registered certificate holders received a Form 1042-S.)

•	Trust Supplemental Statement – This statement reported the number of units (shares) held by the registered certificate holder on any of the four quarterly record dates in 2012.

•	Tax Return Guide – This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

At December 31, 2012, the Registrant employed ten persons. We have been engaged in only one line of business, namely the leasing and maintenance of our mineral properties. Our business is not seasonal, but income primarily depends upon production by the steel and mining companies that lease our properties. We have no operations in foreign countries. Our customers’ (or lessees’) taconite facilities are all located in northeastern Minnesota, though the ownership interests and/or corporate headquarters are elsewhere, as explained in the footnotes to the table below.

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

The table on the following page is a listing of the Registrant’s current leases, all associated with taconite mining facilities located on the Mesabi Iron Range in northeastern Minnesota near the cities of Hibbing and Virginia. The following footnotes pertain to said table:

(a)	Operator of lease is as follows: (1) U.S. Steel Corporation – Minntac (“Minntac”); (2) U.S. Steel Corporation – Keetac (“Keetac”); (3) Cliffs Mining Company – Hibbing Taconite Company (“Hibtac”); (4) Essar Steel Minnesota, LLC (“ESM”). The ownership interests and corporate headquarters for the above operators are as follows: Minntac and Keetac owned 100% by U.S. Steel Corporation (Pittsburgh, PA); Hibtac owned 62.3% by ArcelorMittal (Luxembourg), 23% by Cliffs Natural Resources Inc. (Cleveland, OH), and 14.7% by U.S. Steel Corporation (Pittsburgh, PA); and ESM owned 100% by Essar Steel Holdings Ltd. (Mauritius), a subsidiary of Essar Global Ltd. (Mumbai, India [Cayman Islands corporation]).

(b)	Represents leased mineral acres on iron formation.

(c)	Represents other leased surface acres on or off iron formation and/or mineral acres off iron formation.

(d)	Represents proven and probable magnetic taconite reserves in pellet tons (rounded to the nearest thousand) remaining as of the end of the fiscal year.

(e)	Lessee termination provision requires notice of: (1) 1 year; (2) 6 months.

Item 1.	BUSINESS – continued

Table of Registrant’s current leases:

Lease (a)	Mineral Acres (b)	Other Acres (c)	Total Number of Leased Acres	Magnetic Ore Reserves in Pellet Tons (000) (d)	GNIOP Mineral Interest	County Location	Term (e)

Bennett Annex (2)	238	—	238	—	100%	St. Louis	01/01/1965 to 12/31/2039 (1)
Carmi-Enterprise (2)	2,352	782	3,134	35,001	100	St. Louis and Itasca	01/01/2011 to 12/31/2057 (2)
Gray Annex (3)	40	—	40	—	50	St. Louis	01/01/1974 to 01/01/2049 (1)
Ontario 50% (3)	1,317	80	1,397	18,896	50	St. Louis and Itasca	07/01/1978 to 12/31/2016 (1)
Ontario 100% (3)	280	120	400	8,780	100	St. Louis and Itasca	07/01/1978 to 12/31/2016 (1)

Ontario #3 (3)	40	40	80	457	25	St. Louis	01/02/1993 to 12/31/2016 (1)
Mahoning (3)	940	40	980	35,244	100	St. Louis and Itasca	01/01/1979 to 12/31/2026 (1)
Russell Annex (2)	200	—	200	800	50	Itasca	01/01/1966 to 12/31/2040 (1)
L&W/Leetonia (3)	80	—	80	2,882	50/~51	St. Louis	01/01/2005 to 12/31/2014 (1)
South Stevenson (2)	180	—	180	17,637	100	St. Louis	04/01/1966 to 04/01/2041 (1)

Minntac (1)	1,525	200	1,725	149,908	100	St. Louis	01/01/1959 to 12/31/2057 (2)
Atkins (1)	440	40	480	39,314	~91	St. Louis	08/01/1984 to 12/31/2033 (2)
MSI (100%) (4)	1,190	877	2,067	20,466	100	Itasca	11/29/2006 to 12/31/2036 (2)
MSI BLGN (4)	1,073	—	1,073	29,254	50	Itasca	11/29/2006 to 12/31/2036 (2)
MSI 50% (4)	—	80	80	—	50	Itasca	11/29/2006 to 12/31/2036 (2)

Totals	9,895	2,259	12,154	358,639

Item 1A.	RISK FACTORS

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

Our lessees (customers) primarily include Minntac and Keetac, owned and operated by U.S. Steel Corporation; Hibtac, owned by ArcelorMittal, Cliffs Natural Resources Inc. and U.S. Steel Corporation, and operated by Cliffs Mining Company; and ESM, owned by Essar Steel Holdings Ltd., a subsidiary of Essar Global Ltd., with a new taconite mining and steelmaking facility to be constructed by ESM over the next few years. Because our revenues are primarily dependent upon a limited number of customers, any significant adverse event at any of our primary lessees, or the loss of any of our primary lessees, could materially adversely affect our future financial results.

The Registrant is subject to market forces beyond its control.

A decline in market demand for steel, and correspondingly taconite, could adversely affect our financial results. However, other related and sometimes compensating factors include our lessees’ operating levels, minimum royalties, ore body quality, metallurgical and geological characteristics, and location of our lands. Also sometimes affecting taconite production from our lands are extreme weather conditions and labor contracts at the mines. Though we are not a party to the labor contracts, all pertinent labor contracts affecting production from our lands run through August 31, 2015. Additionally, over the past few years, the domestic steel and taconite industries have also been influenced by the global markets. As a result, the future demand for domestic steel and taconite, which is now part of the global markets, is uncertain. While any cut in production by any of our lessees can adversely affect the Trust, continued receipt of minimum royalties do mitigate this effect, in part.

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

Section 646 of the Tax Reform Act of 1986, as amended, provided a special elective provision under which the Trust was allowed to convert from taxation as a corporation to that of a grantor trust. Pursuant to an Order of the Ramsey County District Court, the Trustees filed the Section 646 election with the Internal Revenue Service on December 30, 1988. As of January 1, 1989, the Trust was no longer subject to federal and Minnesota corporate income taxes. For years 1989 and thereafter, certificate holders are taxed on their allocable share of the Trust’s income whether or not the income is distributed. For certificate holder tax purposes, the Trust’s income is determined on an annual basis, one-fourth then being allocated to each quarterly record date.

By a letter dated April 27, 2012, certificate holders of record as of December 30, 2011 (the last business day of the year), and the reversioner were notified of a hearing on May 22, 2012, in Ramsey County District Court, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 2011, and also for the purpose of considering requested fee increases in the compensation of the Trustees. By Court Order signed and dated May 22, 2012, the 2011 accounts were settled and allowed in all respects. In addition, the Court granted the requested fee increases of $20,000 per year to the President of the Trustees’ base salary and $20,000 per year to the potential bonus of the President, an increase of $10,000 per year to each of the other Trustees, and an additional amount of $5,000 per year to the Trustee serving in the role of Audit Committee Chair, all effective January 1, 2012. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S SHARES OF BENEFICIAL INTEREST, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest, Market Prices and Distributions on pages 5 and 6 of the Annual Report to Certificate Holders for the year ended December 31, 2012, attached hereto as Exhibit 13, are incorporated herein by reference. There are no issuer purchases of equity securities. No performance graph is required, as the Registrant is a nonvoting trust and the Trustees are not elected by the certificate holders; therefore, the performance graph has been omitted.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data (Summary of Operations) on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2012, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trustees’ & Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 8, inclusive, of the Annual Report to Certificate Holders for the year ended December 31, 2012, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant are included in the Annual Report to Certificate Holders for the year ended December 31, 2012, attached hereto as Exhibit 13, and are incorporated herein by reference:

Balance Sheets – December 31, 2012 and 2011

Statements of Beneficiaries’ Equity – Years ended December 31, 2012, 2011 and 2010

Statements of Income – Years ended December 31, 2012, 2011 and 2010

Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010

Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010

Notes to Financial Statements – December 31, 2012

Quarterly Results of Operations (Unaudited), as shown in “Note 10” of the Notes to the Financial Statements contained in the Annual Report to Certificate Holders for the year ended December 31, 2012, attached hereto as Exhibit 13, are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting on page 9 of the Annual Report to Certificate Holders as of December 31, 2012, attached hereto as Exhibit 13, is incorporated herein by reference.

The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting on pages 23 and 24 of the Annual Report to Certificate Holders as of December 31, 2012, attached hereto as Exhibit 13, is incorporated herein by reference.

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

The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees (who are not employees of the Trust) and officers, as of December 31, 2012, whose terms of office are not fixed for a specified time:

Name and Position		Age	Years of Service in Position

Joseph S. Micallef	Trustee	79	36
	President of the Trustees and Chief Executive Officer		14
Roger W. Staehle(1)	Independent Trustee	79	31
Robert A. Stein(2)	Independent Trustee	74	31
James E. Swearingen(3)	Independent Trustee	69	3
Thomas A. Janochoski	Vice President & Secretary and Chief Financial Officer	54	21

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
   - Attorney of Counsel, Gray Plant Mooty Law Firm, Minneapolis, Minnesota.

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

JAMES E. SWEARINGEN, Trustee.
   - Director, PolyMet Mining Corporation until July 2010.

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

In 2002, the Board of Trustees adopted a Code of Ethics that applies to all Trustees and employees. The Trustees intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to the Trust’s business. The Code of Ethics is available within the Corporate Governance Disclosures section on the Trust’s Web site, which can be found at www.gniop.com.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table(a)

Name and Principal Position	Year	Salary	Bonus	Pension Values(b)	Total

Joseph S. Micallef	2012	$200,000	$100,000	$—	$300,000
President of the Trustees	2011	180,000	80,000	—	260,000
and Chief Executive Officer	2010	180,000	80,000	—	260,000

Thomas A. Janochoski	2012	164,600	10,000	196,777	371,377
Vice President & Secretary	2011	160,367	8,000	118,994	287,361
and Chief Financial Officer	2010	158,000	8,000	145,401	311,401

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

President of the Trustees/Chief Executive Officer (CEO) Compensation

The Trust Agreement (as modified by Court Orders, the last being effective January 1, 2012) provides for current annual compensation (salary) to the CEO of $200,000. The Trust Agreement (as modified by Court Orders, the last being effective January 1, 2012) also provides for current additional compensation (bonus) to the CEO equal to one percent (1%) of the excess of annual gross income of the Trust over $5,000,000, with a maximum bonus of $100,000.

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

By Court Order effective January 1, 1983, the CEO’s compensation was adjusted to $40,000, and the maximum bonus was adjusted to $35,000. Thereafter, because of increased duties under today’s regulatory environment and further inflation, the Trustees have, from time to time, petitioned the Court for additional compensation increases, essentially based on the increases in the Consumer Price Index since 1983. This petition process includes notification to all certificate holders of record and the reversioner, followed by a formal Court hearing and opportunity by certificate holders and reversioner to comment. The Court, taking into consideration any and all testimony and other materials filed, has approved of increases to the CEO’s compensation a total of eight different times since 1906, the last being effective January 1, 2012.

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

Since 2001, the Trustees have extrapolated the historical salary percentage increase that occurred between 1990 and 2001 forward to current year dollars or, if greater, adjusted the salary ranges based on the change in the Consumer Price Index since 2001. The Trustees intend to target the CFO’s base salary to fall within the range of this 2001 study, as extrapolated to current year dollars. The CFO’s base salary for 2012 falls within that range.

In addition to the CFO’s base salary, the Summary Compensation Table includes $1,900, $3,200 and $5,900 under the column heading “Salary” for nonqualified deferred compensation plan contributions accrued by the Trust for the benefit of the CFO for the years 2012, 2011 and 2010, respectively (as discussed and shown below under a separate table).

The CFO’s bonus compensation was established in 2001 to reward the CFO for any productive year by the Trust that effectively results in gross revenues in excess of $5,000,000, the same threshold used for the bonus calculation of the CEO. The CFO’s bonus compensation is equal to ten percent (10%) of the CEO’s bonus compensation, resulting in a current maximum annual bonus of $10,000.

The increase in the actuarial present value of accumulated benefits under the column heading “Pension Values” for the CFO within the Trust’s defined benefit pension plan (as discussed and shown below under a separate table) amounted to $193,938, $114,476 and $141,044 for the years 2012, 2011 and 2010, respectively. The CFO participates in the pension plan, along with all other employees, on a nondiscriminatory basis.

Item 11.	EXECUTIVE COMPENSATION – continued

In addition to the CFO’s compensation attributed to the increase in the actuarial present value of accumulated benefits as stated above, the column heading “Pension Values” also includes $2,839, $4,518 and $4,357 of above-market returns pertaining to nonqualified deferred compensation earnings accrued by the Trust for the benefit of the CFO for the years 2012, 2011 and 2010, respectively, under the nonqualified deferred compensation plan (as discussed and shown below under a separate table).

The CFO does not receive any stock awards, option awards or non-equity incentive plan compensation. Accordingly, such columns in the table and the corresponding supplemental tables have been omitted. In addition, the CFO did not receive any other compensation that would require disclosure under the column heading “All Other Compensation.”

Post-Employment Compensation

Pension Benefits Table

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Thomas A. Janochoski (CFO)	Defined Benefit Pension Plan	23	$1,059,137	$—

Only employees of the Trust (not Trustees) are eligible to participate in the Trust’s pension plan and, as such, post-employment compensation disclosure is not applicable for the CEO or the other Trustees. The CFO, as an employee of the Trust, does participate in the Trust’s defined benefit pension plan on a nondiscriminatory basis with the other employees of the Trust.

The Number of Years Credited Service reflects the years of credited service currently vested as of December 31, 2012. The normal retirement benefit is a straight life annuity as of the end of the Trust and is based on the highest sixty (60) consecutive months average salary (annualized), the years of credited service and three percent (3%) per year of credited service, as defined in the pension plan.

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

Nonqualified Deferred Compensation Table

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End

Thomas A. Janochoski (CFO)	$—	$1,900	$5,500	$—	$101,900

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

Of the total $1,900 in Registrant Contributions in the Last Fiscal Year and total $5,500 in Aggregate Earnings in the Last Fiscal Year listed in the table above, $1,900 (deferred compensation) and $2,839 (above-market earnings), respectively, are included in the Summary Compensation Table under the respective column headings “Salary” and “Pension Values” for the year 2012. In addition, of the total $101,900 Aggregate Balance at Last Fiscal Year-End listed in the table above, $3,200 and $5,900 (deferred compensation) are included in the Summary Compensation Table under the column heading “Salary” for the years 2011 and 2010, respectively; and $4,518 and $4,357 (above-market earnings) are included in the Summary Compensation Table under the column heading “Pension Values” for the years 2011 and 2010, respectively.

Compensation of Directors/Trustees (Other Than the CEO)

Directors Compensation Table

Name	Current Fiscal Year Fees Earned or Paid in Cash

Roger W. Staehle, Trustee	$80,000
Robert A. Stein, Trustee and Audit Committee Chair	85,000
James E. Swearingen, Trustee	80,000

The Trust Agreement (as modified by Court Orders, the last being effective January 1, 2012) provides for current annual compensation (fees) to each Trustee (other than the CEO) of $80,000. In addition and also pursuant to Court Order, the Trustee serving in the role of Audit Committee Chair receives an additional amount of $5,000 per year.

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

By Court Order effective January 1, 1983, the Trustees’ (other than the CEO) compensation was adjusted to $20,000. Thereafter, because of increased duties under today’s regulatory environment and further inflation, the Trustees have, from time to time, petitioned the Court for additional compensation increases, essentially based on the increases in the Consumer Price Index since 1983. This petition process includes notification to all certificate holders of record and the reversioner, followed by a formal Court hearing and opportunity by certificate holders and reversioner to comment. The Court, taking into consideration any and all testimony and other materials filed, has approved of increases to the Trustees (other than the CEO) a total of seven different times since 1906, the last being effective January 1, 2012.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The only authorized securities of the Registrant are Trustees’ Certificates of Beneficial Interest. These securities are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102). The holders of these securities do not have voting rights. The Trust is not aware of any entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2012.

(b)	There were no Certificates of Beneficial Interest of Great Northern Iron Ore Properties owned or pledged by the Trustees or officers of the Trust as of December 31, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no certain relationships or related transactions requiring disclosure under this section. Director independence is set forth in “Item 10. Directors, Executive Officers and Corporate Governance” of this report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit and non-audit services (printing and reproduction services) were preapproved by the Audit Committee. Fees paid in 2012 for the annual audit services were $86,700, for audit-related services were $1,600, for tax services were $0 and for all other services were $3,000. Fees paid in 2011 for the annual audit services were $83,250, for audit-related services were $1,600, for tax services were $0 and for all other services were $3,000.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following financial statements of Great Northern Iron Ore Properties are included in the Registrant’s Annual Report to Certificate Holders for the year ended December 31, 2012, attached hereto as Exhibit 13, and are incorporated by reference in Item 8:

		Balance Sheets – December 31, 2012 and 2011

		Statements of Beneficiaries’ Equity – Years ended December 31, 2012, 2011 and 2010

		Statements of Income – Years ended December 31, 2012, 2011 and 2010

		Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010

		Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010

		Notes to Financial Statements – December 31, 2012

	(2)	All Item 15(c) schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	(3)	Listing of Exhibits – See the “Exhibit Index” immediately following the signature page.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES — continued

	(b)	Exhibits – The response to this portion of Item 15 is set forth above in Item 15(a)(3) of this report.

	(c)	Financial Statement Schedules – The response to this portion of Item 15 is set forth above in Item 15(a)(2) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES

(Registrant)

/s/ Joseph S. Micallef	February 22, 2013
Joseph S. Micallef, Trustee and President of the Trustees, Chief Executive Officer	Date

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

Signature	Title	Date

/s/ Joseph S. Micallef	Chief Executive Officer, Trustee and President of the Trustees (principal executive officer)	February 22, 2013
Joseph S. Micallef

/s/ Roger W. Staehle	Trustee	February 22, 2013
Roger W. Staehle

/s/ Robert A. Stein	Trustee	February 22, 2013
Robert A. Stein

/s/ James E. Swearingen	Trustee	February 22, 2013
James E. Swearingen

/s/ Thomas A. Janochoski	Chief Financial Officer, Vice President & Secretary (principal financial and accounting officer)	February 22, 2013
Thomas A. Janochoski

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2012

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building

332 Minnesota Street

Saint Paul, Minnesota 55101-1361

Exhibit No.	Document
3	Copy of Trust Agreement and Rules and Regulations for Management of the Trust (filed as Exhibit A to Great Northern Iron Ore Properties Form 11, filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

4	Specimen of Securities Registered Hereunder (filed as Exhibit E to Great Northern Iron Ore Properties Form 11, filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

10.1	Court Order on Trustees’ Compensation (and annual hearing of accounts), dated May 22, 2012, but effective January 1, 2012 (filed as Exhibit 10.1 to Great Northern Iron Ore Properties Form 8-K, filed on May 23, 2012, and incorporated by reference)

10.2	U.S. Steel Corporation Minntac January 1, 1959 Lease and Operating Agreement and all subsequent amendments through September 12, 2003 (filed as Exhibit 10.2 to Great Northern Iron Ore Properties Form 10-Q, filed on July 24, 2008, and incorporated by reference, subject to a confidential treatment request as to certain portions of this exhibit that was filed separately with and granted by the Securities and Exchange Commission)

10.3	Hibbing Taconite Company Mahoning January 1, 1979 Lease and Operating Agreement and all subsequent amendments through January 1, 2006 (filed as Exhibit 10.3 to Great Northern Iron Ore Properties Form 10-Q, filed on July 24, 2008, and incorporated by reference, subject to a confidential treatment request as to certain portions of this exhibit that was filed separately with and granted by the Securities and Exchange Commission)

EXHIBIT INDEX – continued

Exhibit No.	Document
13	Annual Report to Certificate Holders

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)

99	Report of Audit Committee

101.INS	XBRL Instance Document (Interactive Data File)

101.SCH	XBRL Taxonomy Extension Schema Document (Interactive Data File)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Interactive Data File)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Interactive Data File)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Interactive Data File)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Interactive Data File)