Form 10-Q
period 2013-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2013-04-25
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended March 31, 2013

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Transition Period From ______________ to ______________

Commission file number 1-701

GREAT NORTHERN IRON ORE PROPERTIES
(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of beneficial interest outstanding on March 31, 2013:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES
CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$997,424	$643,431
United States Treasury securities	4,829,247	8,427,807
Royalties receivable	4,434,172	4,070,111
Prepaid expenses	75,761	2,110
TOTAL CURRENT ASSETS	10,336,604	13,143,459

NONCURRENT ASSETS
United States Treasury securities	3,322,818	4,295,457

PROPERTIES
Mineral and surface lands	39,479,708	39,479,708
Less: Allowances for accumulated depletion and amortization	-38,071,477	-37,897,777
	1,408,231	1,581,931

Building and equipment	334,538	334,538
Less: Allowances for accumulated depreciation	-247,670	-236,671
	86,868	97,867
TOTAL PROPERTIES	1,495,099	1,679,798
TOTAL ASSETS	$15,154,521	$19,118,714

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$130,056	$104,256
Distributions	3,375,000	7,875,000
TOTAL CURRENT LIABILITIES	3,505,056	7,979,256

NONCURRENT LIABILITIES
Deferred compensation	229,100	229,100
Liability for pension benefits	1,535,604	1,511,694
TOTAL NONCURRENT LIABILITIES	1,764,704	1,740,794
TOTAL LIABILITIES	5,269,760	9,720,050

BENEFICIARIES’ EQUITY, including certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	12,136,619	11,820,773
Accumulated other comprehensive loss	-2,251,858	-2,422,109
TOTAL BENEFICIARIES’ EQUITY	9,884,761	9,398,664
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$15,154,521	$19,118,714

Note: The balance sheet at December 31, 2012, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31
	2013		2012
REVENUES
Royalties	$4,707,867		$7,000,188
Interest and other income	26,313		30,357
	4,734,180		7,030,545
Costs and expenses	-1,043,334		-1,061,464

NET INCOME	$3,690,846		$5,969,081

Weighted-average shares outstanding	1,500,000		1,500,000

BASIC AND DILUTED EARNINGS PER SHARE	$2.46		$3.98

Distributions declared per share	$2.25	(1)	$2.25	(2)

(1)	$2.25	declared payable	3/8/2013 4/30/2013

(2)	$2.25	declared paid	3/9/2012 4/30/2012

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2013	2012
NET INCOME	$3,690,846	$5,969,081
Other comprehensive income:
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost	4,367	4,367
Amortization of net loss included in net periodic pension cost	165,884	123,098
Total other comprehensive income	170,251	127,465

TOTAL COMPREHENSIVE INCOME	$3,861,097	$6,096,546

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2013	2012
Cash flows from operating activities:
Cash received from royalties and rents	$4,363,142	$8,203,545
Cash paid to suppliers and employees	-712,325	-720,172
Interest received	28,176	5,014
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,678,993	7,488,387

Cash flows from investing activities:
United States Treasury securities purchased	-675,000	-1,625,000
United States Treasury securities matured	5,225,000	2,600,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,550,000	975,000

Cash flows from financing activities:
Distributions paid	-7,875,000	-8,625,000
NET CASH USED IN FINANCING ACTIVITIES	-7,875,000	-8,625,000

Net increase (decrease) in cash and cash equivalents	353,993	-161,613

Cash and cash equivalents at beginning of year	643,431	750,947

CASH AND CASH EQUIVALENTS AT MARCH 31	$997,424	$589,334

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three Months ended March 31, 2013 and March 31, 2012

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2012.

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

	Current		Noncurrent
	March 31, 2013	Dec. 31, 2012	March 31, 2013	Dec. 31, 2012
Aggregate fair value	$4,821,329	$8,416,447	$3,315,697	$4,282,664
Gross unrealized holding gains	-2,595	-3,707	-832	-698
Gross unrealized holding losses	—	—	297	1,405
Amortized cost basis	4,818,734	8,412,740	3,315,162	4,283,371
Accrued interest	10,513	15,067	7,656	12,086
Amounts shown on balance sheets	$4,829,247	$8,427,807	$3,322,818	$4,295,457

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost for the three months ended March 31 is as follows:

	2013	2012
Service cost	$81,423	$76,700
Interest cost	76,968	80,549
Expected return on assets	–134,481	–112,117
Amortization of net loss	165,884	123,098
Amortization of prior service cost	4,367	4,367
Net periodic pension cost	$194,161	$172,597

The Trust had previously disclosed in its Annual Report as of December 31, 2012, that the next contribution to the plan for 2013 is estimated to approximate $800,000, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year-end, March 31. No additional updated information is available at this time.

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

Following is an analysis of this account as of March 31, 2013:

Attorneys’ fees and expenses	$1,024,834
Costs of surface lands	6,606,815
Cumulative shipment credits	–2,406,202
Cumulative asset disposition credits	–372,124

Principal Charges account balance	$4,853,323

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

A summary of the component items (all affecting the “Costs and expenses” line item within the Condensed Statements of Income) showing the reclassifications out of Accumulated other comprehensive loss (“AOCL”) for the three months ended March 31 is as follows:

	Amounts reclassified from AOCL
Component item	2013	2012
Amortization of defined benefit pension items:
Prior service cost	$4,367	$4,367
Net loss	165,884	123,098
Total	$170,251	$127,465

A summary of the changes in Accumulated other comprehensive loss (“AOCL”) by component item is as follows:

	Three months ended March 31, 2013
	Prior Service Cost	Net Loss	Total
Defined benefit pension items:
Balance at January 1, 2013	$-34,936	$-2,387,173	$-2,422,109
Amounts reclassified from AOCL	4,367	165,884	170,251
Balance at March 31, 2013	$-30,569	$-2,221,289	$-2,251,858

	Three months ended March 31, 2012
	Prior Service Cost	Net Loss	Total
Defined benefit pension items:
Balance at January 1, 2012	$-52,405	$-2,390,592	$-2,442,997
Amounts reclassified from AOCL	4,367	123,098	127,465
Balance at March 31, 2012	$-48,038	$-2,267,494	$-2,315,532

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (“ASC”) Topic 220 for the purpose of requiring the reporting of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts being reclassified are required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income. This amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. Rather, this amendment requires more information about the amounts reclassified out of accumulated other comprehensive income by component, with this additional information either shown on the face of the income statement or within the notes to the financial statements. For public companies, this ASU is effective for periods beginning after December 15, 2012. The Trust adopted this amendment required by ASU No. 2013-02 beginning with its first quarter in 2013, and has elected to present the required information within the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2013 and March 31, 2012

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

We have previously provided information in our various Securities and Exchange Commission filings, including our Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and properties) and the balance in the Principal Charges account, less any and all expenses and obligations of the Trust upon termination. To offer a hypothetical example, without factoring in any expenses and obligations of the Trust upon its termination, and using the financial statement values as of December 31, 2012, the net monies were approximately $7,719,000 and the Principal Charges account balance was approximately $4,871,000, resulting in a final distribution payable of approximately $12,590,000, or about $8.39 per share. After payment of this final distribution, the certificates of beneficial interest (shares) would be cancelled and have no further value. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years and will not be “final” until after the termination and wind-down of the Trust. The Trust offers this example to further inform investors about the conceptual nature of the final distribution and does not imply or guarantee a specific known final distribution amount.

Results of Operations:

Royalties decreased $2,292,321 during the three months ended March 31, 2013, as compared to the same period in 2012, due mainly to reduced taconite shipments from our Trust lands and a lower overall average earned royalty rate caused by lower producer price indices.

Interest and other income decreased $4,044 during the three months ended March 31, 2013, as compared to the same period in 2012, due mainly to reduced yields on the Trust’s investments.

Costs and expenses decreased $18,130 during the three months ended March 31, 2013, as compared to the same period in 2012, due mainly to legal expenses incurred in the prior year pertaining to lease administration, which were not required in the current year.

At their meeting held on March 8, 2013, the Trustees declared a distribution of $2.25 per share, amounting to $3,375,000 payable April 30, 2013, to certificate holders of record at the close of business on March 28, 2013. At their meeting held on March 9, 2012, the Trustees declared a distribution of $2.25 per share, amounting to $3,375,000 paid on April 30, 2012, to certificate holders of record at the close of business on March 30, 2012. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid July 31, 2013 to certificate holders of record on June 28, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
- None

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Trust’s December 31, 2012 Annual Report on Form 10-K.

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date	April 25, 2013	By	/s/ Joseph S. Micallef
Joseph S. Micallef, President of the Trustees and
Chief Executive Officer
(principal executive officer)

Date	April 25, 2013	By	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Vice President &
Secretary and Chief Financial Officer
(principal financial and accounting officer)

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED: MARCH 31, 2013

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