Form 10-Q
period 2013-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2013-07-19
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Number of shares of beneficial interest outstanding on June 30, 2013:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$519,571	$643,431
United States Treasury securities	6,007,129	8,427,807
Royalties receivable	4,736,398	4,070,111
Prepaid expenses	53,462	2,110
TOTAL CURRENT ASSETS	11,316,560	13,143,459

NONCURRENT ASSETS
United States Treasury securities	3,337,604	4,295,457

PROPERTIES
Mineral and surface lands	39,479,708	39,479,708
Accumulated depletion and amortization	(38,245,177)	(37,897,777)
	1,234,531	1,581,931

Building and equipment	335,568	334,538
Accumulated depreciation	(253,012)	(236,671)
	82,556	97,867
TOTAL PROPERTIES	1,317,087	1,679,798
TOTAL ASSETS	$15,971,251	$19,118,714

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$109,913	$104,256
Distributions	3,750,000	7,875,000
TOTAL CURRENT LIABILITIES	3,859,913	7,979,256

NONCURRENT LIABILITIES
Deferred compensation	229,100	229,100
Liability for pension benefits	1,559,514	1,511,694
TOTAL NONCURRENT LIABILITIES	1,788,614	1,740,794
TOTAL LIABILITIES	5,648,527	9,720,050

BENEFICIARIES’ EQUITY
Certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	12,404,330	11,820,773
Accumulated other comprehensive loss	(2,081,606)	(2,422,109)
TOTAL BENEFICIARIES’ EQUITY	10,322,724	9,398,664
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$15,971,251	$19,118,714

Note:	The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended				Six Months Ended
	June 30				June 30
	2013		2012		2013		2012
REVENUES
Royalties	$5,009,358		$7,305,492		$9,717,225		$14,305,680
Interest and other income	19,553		23,354		45,866		53,711
	5,028,911		7,328,846		9,763,091		14,359,391
Costs and expenses	(1,011,200)		(1,050,233)		(2,054,534)		(2,111,697)
NET INCOME	$4,017,711		$6,278,613		$7,708,557		$12,247,694

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.68		$4.19		$5.14		$8.17

Distributions declared per share	$2.50	(1)	$3.00	(2)	$4.75	(3)	$5.25	(4)

(1)	$2.50	declared	6/17/2013
		payable	7/31/2013

(2)	$3.00	declared	6/6/2012
		paid	7/31/2012

(3)	$2.25	declared	3/8/2013
		paid	4/30/2013
plus	$2.50	declared	6/17/2013
		payable	7/31/2013

(4)	$2.25	declared	3/9/2012
		paid	4/30/2012
plus	$3.00	declared	6/6/2012
		paid	7/31/2012

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
NET INCOME	$4,017,711	$6,278,613	$7,708,557	$12,247,694
Other comprehensive income:
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost	4,368	4,368	8,735	8,735
Amortization of net loss included in net periodic pension cost	165,884	123,097	331,768	246,195
Total other comprehensive income	170,252	127,465	340,503	254,930
TOTAL COMPREHENSIVE INCOME	$4,187,963	$6,406,078	$8,049,060	$12,502,624

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30
	2013	2012
Cash flows from operating activities:
Cash received from royalties and rents	$9,084,387	$15,217,173
Cash paid to suppliers and employees	(1,341,554)	(1,401,235)
Interest received	40,948	11,285
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,783,781	13,827,223

Cash flows from investing activities:
United States Treasury securities purchased	(2,675,000)	(5,000,000)
United States Treasury securities matured	6,025,000	3,050,000
Expenditures for building and equipment	(7,641)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,342,359	(1,950,000)

Cash flows from financing activities:
Distributions paid	(11,250,000)	(12,000,000)
NET CASH USED IN FINANCING ACTIVITIES	(11,250,000)	(12,000,000)

Net decrease in cash and cash equivalents	(123,860)	(122,777)

Cash and cash equivalents at beginning of year	643,431	750,947

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$519,571	$628,170

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Six Months ended June 30, 2013 and June 30, 2012

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

	Current		Noncurrent
	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012
Aggregate fair value	$5,994,060	$8,416,447	$3,331,139	$4,282,664
Gross unrealized holding gains	(1,977)	(3,707)	(45)	(698)
Gross unrealized holding losses	-	-	2,309	1,405
Amortized cost basis	5,992,083	8,412,740	3,333,403	4,283,371
Accrued interest	15,046	15,067	4,201	12,086
Amounts shown on balance sheets	$6,007,129	$8,427,807	$3,337,604	$4,295,457

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$81,423	$76,700	$162,846	$153,400
Interest cost	76,968	80,550	153,936	161,099
Expected return on assets	(134,481)	(112,118)	(268,962)	(224,235)
Amortization of net loss	165,884	123,097	331,768	246,195
Amortization of prior service cost	4,368	4,368	8,735	8,735
Net periodic pension cost	$194,162	$172,597	$388,323	$345,194

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarially recommended contribution to the pension plan for the year 2013 is $1,315,301, which contribution is scheduled to be made in August 2013.

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

Following is an analysis of this account for the period ended as of:

June 30, 2013
Attorneys’ fees and expenses	$1,024,834
Costs of surface lands	6,606,815
Cumulative shipment credits	(2,437,783)
Cumulative asset disposition credits	(372,124)
Principal Charges account balance	$4,821,742

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

A summary of the component items (all affecting the “Costs and expenses” line item within the Condensed Statements of Income) showing the reclassifications out of Accumulated other comprehensive loss (“AOCL”) is as follows:

	Amounts reclassified from AOCL
	Three Months Ended June 30
Component item	2013	2012
Amortization of defined pension items:
Prior service cost	$4,368	$4,368
Net loss	165,884	123,097
Total	$170,252	$127,465

	Amounts reclassified from AOCL
	Six Months Ended June 30
Component item	2013	2012
Amortization of defined pension items:
Prior service cost	$8,735	$8,735
Net loss	331,768	246,195
Total	$340,503	$254,930

Note 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

A summary of the changes in Accumulated other comprehensive loss (“AOCL”) by component item is as follows:

	Three Months Ended June 30, 2013
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(30,569)	$(2,221,289)	$(2,251,858)
Amounts reclassified from AOCL	4,368	165,884	170,252
Balance at end of period	$(26,201)	$(2,055,405)	$(2,081,606)

	Three Months Ended June 30, 2012
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(48,038)	$(2,267,494)	$(2,315,532)
Amounts reclassified from AOCL	4,368	123,097	127,465
Balance at end of period	$(43,670)	$(2,144,397)	$(2,188,067)

	Six Months Ended June 30, 2013
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(34,936)	$(2,387,173)	$(2,422,109)
Amounts reclassified from AOCL	8,735	331,768	340,503
Balance at end of period	$(26,201)	$(2,055,405)	$(2,081,606)

	Six Months Ended June 30, 2012
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(52,405)	$(2,390,592)	$(2,442,997)
Amounts reclassified from AOCL	8,735	246,195	254,930
Balance at end of period	$(43,670)	$(2,144,397)	$(2,188,067)

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

Periods of Three and Six Months ended June 30, 2013 and June 30, 2012

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

Results of Operations:

Royalties decreased $2,296,134 and $4,588,455 during the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012, due mainly to reduced taconite shipments from our Trust lands and a lower overall average earned royalty rate caused by lower producer price indices.

Interest and other income decreased $3,801 and $7,845 during the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012, due mainly to reduced yields on the Trust’s investments.

Costs and expenses decreased $39,033 and $57,163 during the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012, due mainly to legal expenses incurred in the prior year pertaining to lease administration, which were not required in the current year.

At their meeting held on June 17, 2013, the Trustees declared a distribution of $2.50 per share, amounting to $3,750,000 payable July 31, 2013, to certificate holders of record at the close of business on June 28, 2013. The Trustees have now declared two quarterly distributions in 2013. The first, in the amount of $2.25 per share, was paid on April 30, 2013, to certificate holders of record on March 28, 2013; and the second, that being the current distribution. The first and second quarter 2012 distributions were $2.25 and $3.00 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid October 31, 2013 to certificate holders of record on September 30, 2013.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On May 8, 2013, a Ramsey County District Court Judge presided over a hearing for the Trust of Great Northern Iron Ore Properties, the purpose of which was to review and approve the accounts of the Trustees for the calendar year 2012. By Court Order dated May 8, 2013, the Court approved of the accounts of the Trustees for the calendar year 2012.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

- None

Item 3.  Defaults Upon Senior Securities

- None

Item 4.  Mine Safety Disclosures

- Not applicable

Item 5.  Other Information

- None

Item 6.  Exhibits

Exhibit No.	Document
- 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

- 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

- 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)

Item 6.  Exhibits (Continued)

Exhibit No.	Document
- 101.INS	XBRL Instance Document (Interactive Data File)

- 101.SCH	XBRL Taxonomy Extension Schema Document (Interactive Data File)

- 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Interactive Data File)

- 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Interactive Data File)

- 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Interactive Data File)

- 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Interactive Data File)

- - - - - - - - - - - - - - - -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date:	July 19, 2013	By:	/s/ Joseph S. Micallef
Joseph S. Micallef, Chief Executive Officer, Trustee and President of the Trustees (principal executive officer)

Date:	July 19, 2013	By:	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Chief Financial Officer, Vice President & Secretary (principal financial and accounting officer)

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:     JUNE 30, 2013

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