Form 10-Q
period 2013-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2013-10-24
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

Number of shares of beneficial interest outstanding on September 30, 2013:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$743,693	$643,431
United States Treasury securities	4,946,408	8,427,807
Royalties receivable	4,130,844	4,070,111
Prepaid expenses	31,162	2,110
TOTAL CURRENT ASSETS	9,852,107	13,143,459

NONCURRENT ASSETS
United States Treasury securities	3,584,682	4,295,457

PROPERTIES
Mineral and surface lands	39,479,708	39,479,708
Accumulated depletion and amortization	(38,418,877)	(37,897,777)
	1,060,831	1,581,931

Building and equipment	335,767	334,538
Accumulated depreciation	(250,203)	(236,671)
	85,564	97,867
TOTAL PROPERTIES	1,146,395	1,679,798
TOTAL ASSETS	$14,583,184	$19,118,714

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$188,982	$104,256
Distributions	3,900,000	7,875,000
TOTAL CURRENT LIABILITIES	4,088,982	7,979,256

NONCURRENT LIABILITIES
Deferred compensation	229,100	229,100
Liability for pension benefits	268,124	1,511,694
TOTAL NONCURRENT LIABILITIES	497,224	1,740,794
TOTAL LIABILITIES	4,586,206	9,720,050

BENEFICIARIES’ EQUITY
Certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	11,908,333	11,820,773
Accumulated other comprehensive loss	(1,911,355)	(2,422,109)
TOTAL BENEFICIARIES’ EQUITY	9,996,978	9,398,664
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$14,583,184	$19,118,714

Note:	The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2013		2012		2013		2012
REVENUES
Royalties	$4,403,655		$5,178,144		$14,120,880		$19,483,824
Interest and other income	35,443		45,251		81,309		98,962
	4,439,098		5,223,395		14,202,189		19,582,786
Costs and expenses	(1,035,095)		(956,143)		(3,089,629)		(3,067,840)
NET INCOME	$3,404,003		$4,267,252		$11,112,560		$16,514,946

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.27		$2.84		$7.41		$11.01

Distributions declared per share	$2.60	(1)	$3.50	(2)	$7.35	(3)	$8.75	(4)

(1)	$2.60	declared	9/13/2013
		payable	10/31/2013

(2)	$3.50	declared	9/7/2012
		paid	10/31/2012

(3)	$2.25	declared	3/8/2013
		paid	4/30/2013
plus	$2.50	declared	6/17/2013
		paid	7/31/2013
plus	$2.60	declared	9/13/2013
		payable	10/31/2013

(4)	$2.25	declared	3/9/2012
		paid	4/30/2012
plus	$3.00	declared	6/6/2012
		paid	7/31/2012
plus	$3.50	declared	9/7/2012
		paid	10/31/2012

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
NET INCOME	$3,404,003	$4,267,252	$11,112,560	$16,514,946
Other comprehensive income:
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost	4,367	4,367	13,102	13,102
Amortization of net loss included in net periodic pension cost	165,884	123,098	497,652	369,293
Total other comprehensive income	170,251	127,465	510,754	382,395
TOTAL COMPREHENSIVE INCOME	$3,574,254	$4,394,717	$11,623,314	$16,897,341

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30
	2013	2012
Cash flows from operating activities:
Cash received from royalties and rents	$14,124,615	$22,559,309
Cash paid to suppliers and employees	(3,210,162)	(2,739,685)
Interest received	59,015	38,048
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,973,468	19,857,672

Cash flows from investing activities:
United States Treasury securities purchased	(3,525,000)	(6,900,000)
United States Treasury securities matured	7,675,000	3,650,000
Expenditures for building and equipment	(23,206)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,126,794	(3,250,000)

Cash flows from financing activities:
Distributions paid	(15,000,000)	(16,500,000)
NET CASH USED IN FINANCING ACTIVITIES	(15,000,000)	(16,500,000)

Net increase in cash and cash equivalents	100,262	107,672

Cash and cash equivalents at beginning of year	643,431	750,947

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$743,693	$858,619

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Nine Months ended September 30, 2013 and September 30, 2012

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 – SECURITIES

United States Treasury securities are classified as “held-to-maturity” securities and are carried at cost, adjusted for accrued interest and amortization of premium or discount. The aggregate fair values listed in the table below are based on quoted prices in active markets for identical assets (Level 1). Securities classified as current assets will mature within one year of the respective period ending date stated below. Securities classified as noncurrent assets will mature one to three years from the respective period ending date stated below. Following is an analysis of the securities as of the periods stated:

	Current		Noncurrent
	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Aggregate fair value	$4,939,011	$8,416,447	$3,583,047	$4,282,664
Gross unrealized holding gains	(2,457)	(3,707)	(1,377)	(698)
Gross unrealized holding losses	—	—	319	1,405
Amortized cost basis	4,936,554	8,412,740	3,581,989	4,283,371
Accrued interest	9,854	15,067	2,693	12,086
Amounts shown on balance sheets	$4,946,408	$8,427,807	$3,584,682	$4,295,457

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$81,424	$76,699	$244,270	$230,099
Interest cost	76,967	80,549	230,903	241,648
Expected return on assets	(134,480)	(112,117)	(403,442)	(336,352)
Amortization of net loss	165,884	123,098	497,652	369,293
Amortization of prior service cost	4,367	4,367	13,102	13,102
Net periodic pension cost	$194,162	$172,596	$582,485	$517,790

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year-end March 31. The actuarial recommended contribution to the pension plan for the year 2013 was $1,315,301, which contribution was made in August 2013.

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

Following is an analysis of this account for the period ended as of:

Sept. 30, 2013
Attorneys’ fees and expenses	$1,024,834
Costs of surface lands	6,606,815
Cumulative shipment credits	(2,453,772)
Cumulative asset disposition credits	(372,124)
Principal Charges account balance	$4,805,753

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

Note 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

A summary of the component items (all affecting the “Costs and expenses” line item within the Condensed Statements of Income) showing the reclassifications out of Accumulated other comprehensive loss (“AOCL”) is as follows:

	Amounts reclassified from AOCL
	Three Months Ended Sept. 30
Component item	2013	2012
Amortization of defined benefit pension items:
Prior service cost	$4,367	$4,367
Net loss	165,884	123,098
Total	$170,251	$127,465

	Amounts reclassified from AOCL
	Nine Months Ended Sept. 30
Component item	2013	2012
Amortization of defined benefit pension items:
Prior service cost	$13,102	$13,102
Net loss	497,652	369,293
Total	$510,754	$382,395

Note 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

A summary of the changes in Accumulated other comprehensive loss (“AOCL”) by component item is as follows:

	Three Months Ended September 30, 2013
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(26,201)	$(2,055,405)	$(2,081,606)
Amounts reclassified from AOCL	4,367	165,884	170,251
Balance at end of period	$(21,834)	$(1,889,521)	$(1,911,355)

	Three Months Ended September 30, 2012
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(43,670)	$(2,144,397)	$(2,188,067)
Amounts reclassified from AOCL	4,367	123,098	127,465
Balance at end of period	$(39,303)	$(2,021,299)	$(2,060,602)

	Nine Months Ended September 30, 2013
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(34,936)	$(2,387,173)	$(2,422,109)
Amounts reclassified from AOCL	13,102	497,652	510,754
Balance at end of period	$(21,834)	$(1,889,521)	$(1,911,355)

	Nine Months Ended September 30, 2012
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(52,405)	$(2,390,592)	$(2,442,997)
Amounts reclassified from AOCL	13,102	369,293	382,395
Balance at end of period	$(39,303)	$(2,021,299)	$(2,060,602)

Note 6 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification Topic 220 for the purpose of requiring the reporting of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts being reclassified are required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income. This amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. Rather, this amendment requires more information about the amounts reclassified out of accumulated other comprehensive income by component, with this additional information either shown on the face of the income statement or within the notes to the financial statements. For public companies, this ASU is effective for periods beginning after December 15, 2012. The Trust adopted this amendment required by ASU No. 2013-02 beginning with its first quarter in 2013, and has elected to present the required information within the notes to the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Nine Months ended September 30, 2013 and September 30, 2012

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northeastern Minnesota, most of which are under lease to major iron ore producing companies. The Trust and matters affecting the Trust are under the jurisdiction of the Ramsey County District Court (the “Court”) in Saint Paul, Minnesota. Due to the Trustees’ election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust. Shares of beneficial interest in the Trust are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102).

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

Results of Operations:

Royalties decreased $774,489 during the three month period ended September 30, 2013, as compared to the same period in 2012, due mainly to a lower overall average earned royalty rate caused by lower producer price indices. Royalties decreased $5,362,944 during the nine month period ended September 30, 2013, as compared to the same period in 2012, due mainly to reduced taconite shipments from our Trust lands and a lower overall average earned royalty rate caused by lower producer price indices.

Interest and other income decreased $9,808 and $17,653 during the three and nine month periods ended September 30, 2013, respectively, as compared to the same periods in 2012, due mainly to reduced yields on the Trust’s investments.

Costs and expenses increased $78,952 for the three month period ended September 30, 2013, as compared to the same period in 2012, due mainly to the timing of the accrued bonus for the President of the Trustees per the Court-approved compensation arrangement, and an increase in pension expense pertaining to the defined benefit pension plan. Costs and expenses increased $21,789 during the nine month period ended September 30, 2013, as compared to the same period in 2012, due mainly to an increase in pension expense pertaining to the defined benefit pension plan, offset in part by reduced legal expenses incurred in the prior year pertaining to lease administration, which were not required in the current year.

At their meeting held on September 13, 2013, the Trustees declared a distribution of $2.60 per share, amounting to $3,900,000 payable October 31, 2013, to certificate holders of record at the close of business on September 30, 2013. The Trustees have now declared three quarterly distributions in 2013. The first, in the amount of $2.25 per share, was paid on April 30, 2013, to certificate holders of record on March 28, 2013; the second, in the amount of $2.50 per share, was paid on July 31, 2013, to certificate holders of record on June 28, 2013; and the third, that being the current distribution. The first, second and third quarter 2012 distributions were $2.25, $3.00 and $3.50 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid January 31, 2014 to certificate holders of record on December 31, 2013.

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

Liquidity:

In the interest of preservation of principal of Court-approved reserves and guided by the restrictive provisions of Section 646 of the Tax Reform Act of 1986, as amended, monies are invested primarily in United States Treasury securities with maturity dates not to exceed three years and, along with cash flows from operations, are deemed adequate to meet currently foreseeable liquidity needs.

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date:	October 24, 2013	By:	/s/ Joseph S. Micallef
Joseph S. Micallef, Chief Executive Officer,
Trustee and President of the Trustees
(principal executive officer)

Date:	October 24, 2013	By:	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Chief Financial Officer,
Vice President & Secretary
(principal financial and accounting officer)

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:    SEPTEMBER 30, 2013

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