Form 10-K
period 2013-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2014-02-20
CIK 43410

Annual Report on Form 10-K

Great Northern Iron Ore Properties

December 31, 2013

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission File Number 1-701

GREAT NORTHERN IRON ORE PROPERTIES
(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(651) 224-2385

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Trustees’ Certificates of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, that being June 28, 2013, the aggregate market value of the registrant’s certificates (shares) of beneficial interest held by non-affiliates of the registrant was $103,350,000 based on the closing sale price as reported on the New York Stock Exchange Euronext – Composite Inter-Market Trading System.

The number of certificates (shares) of beneficial interest outstanding as of the close of the period covered by this report:

Trustees’ Certificates of Beneficial Interest – 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2013, attached hereto as Exhibit 13, are incorporated by reference into Part II.

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

Upon the termination date of the Trust on April 6, 2015, the certificates of beneficial interest (shares) in the Trust will cease to trade on the New York Stock Exchange and thereafter will represent only the right to receive certain distributions payable to the certificate holders of record at the time of the termination of the Trust. Upon Trust termination and after the wind-down process is completed, the Trust is obligated to distribute ratably to these certificate holders the net monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations incurred through the Trust’s termination and wind-down process), plus the balance in the Principal Charges account (this account is explained in the Trust’s Annual Report sent to all certificate holders every year), all of which are subject to the final accounting and approval of the Ramsey County District Court. All other Trust property (most notably the Trust’s mineral properties and the active leases) must be conveyed and transferred to the reversioner (currently Glacier Park Company, a wholly owned subsidiary of ConocoPhillips Company), without further payment or remuneration to the certificate holders, under the terms of the Trust Agreement. The wind-down process of the Trust is anticipated to extend into the calendar year following its termination date in order to complete the various year-end audits, court and regulatory filings, tax returns, conveyances of non-cash properties to the reversioner, etc., relative thereto. Subject to the guidance and approval of the Ramsey County District Court and assuming the wind-down process with the reversioner proceeds efficiently and that no other complications arise during this time period, we anticipate the wind-down process, final distribution and dissolution of the Trust will be completed by the end of 2016.

Item 1.	BUSINESS – continued

The Trust has previously provided information in its various Securities and Exchange Commission filings, including its Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination and after the wind-down process is completed. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and less properties) and the balance in the Principal Charges account, less any and all expenses and obligations incurred through the Trust’s termination and wind-down process. To offer a hypothetical example, without factoring in any expenses and obligations incurred through the Trust’s termination and wind-down process, and using the financial statement values as of December 31, 2013, the net monies were approximately $9,790,000 and the Principal Charges account balance was approximately $4,789,000, resulting in a final distribution payable of approximately $14,579,000, or about $9.72 per share. Upon the termination of the Trust, the certificates of beneficial interest (shares) would be cancelled and have no further value with the exception of the final distribution. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate during the ensuing years and will not be “final” until after the termination and wind-down process of the Trust is completed. The Trust offers this example to further inform investors about the conceptual nature of the final distribution and does not imply or guarantee a specific known final distribution amount.

The raw materials essential to the business of the Registrant are the minerals contained in properties owned and leased by the Registrant. Because we lease our properties to mining interests that control the amount of ore production, we do not have direct control over the tonnage mined from our properties; we are primarily involved with administering the leases on the properties. Since the mining companies insist on the flexibility to move from property to property (though not necessarily to another Trust property) as mining requirements dictate, such changes in production cannot be predicted or reduced to financial forecasts.

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

The Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, our engineers estimate that the proven and probable ore reserves of magnetic taconite under lease as of December 31, 2013, were equivalent to approximately 352,183,000 tons of pellets. These ore reserves are developed from exploration drilling (diamond drilling) analyses performed by our lessees (steel and mining companies), with our interaction and assistance, though they have never been audited by any external party as this is not a customary practice. Although the ore reserves generally are adjusted downward each year for taconite pellet shipments, they also may increase due to new leases entered into and/or amendments to existing leases that may provide for the development of additional reserves. In addition, reserve adjustments (positive or negative) are made from time to time when additional diamond drilling results in adjustments to the estimates. Refer to the table of current leases within this “Item 1. Business” section for additional reserve information.

Present taconite leases provide for minimum royalties aggregating approximately $6,107,000 for the year 2014 even if no taconite is mined. This entire amount is attributable to long-term taconite leases.

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

Item 1.	BUSINESS – continued

	Following is a summary of shipments by lessee (operating facility) for the years 2013, 2012 and 2011:

		Pellet Tons Shipped
		2013	2012	2011

	Hibbing Taconite Company	2,954,715	3,211,256	3,487,176
	U.S. Steel Corporation – Minntac	2,922,771	3,237,598	4,051,571
	U.S. Steel Corporation – Keetac	578,561	911,602	381,576
		6,456,047	7,360,456	7,920,323

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

The Trustees provided annual income tax information in January 2014 to registered certificate holders of record with holdings on any of the four quarterly record dates during 2013. This information included the following:

	•

Substitute Form 1099-MISC – This form reported the registered certificate holder’s 2013 allocable share of income from the Trust, distributions declared and any taxes withheld. (Foreign registered certificate holders received a Form 1042-S.)

	•	Trust Supplemental Statement – This statement reported the number of units (shares) held by the registered certificate holder on any of the four quarterly record dates in 2013.

	•	Tax Return Guide – This guide instructed the certificate holders as to the preparation of their income tax returns with respect to income allocated from the Trust and various deductions allowable.

At December 31, 2013, the Registrant employed ten persons. We have been engaged in only one line of business, namely the leasing and maintenance of our mineral properties. Our business is not seasonal, but income primarily depends upon production by the steel and mining companies that lease our properties. We have no operations in foreign countries. Our customers’ (or lessees’) taconite facilities are all located in northeastern Minnesota, though the ownership interests and/or corporate headquarters are elsewhere, as explained in the footnotes to the table below.

Item 1.	BUSINESS – continued

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

(a)

Operator of lease is as follows: (1) U.S. Steel Corporation – Minntac (“Minntac”); (2) U.S. Steel Corporation – Keetac (“Keetac”); (3) Cliffs Mining Company – Hibbing Taconite Company (“Hibtac”); (4) Essar Steel Minnesota, LLC (“ESM”). The ownership interests and corporate headquarters for the above operators are as follows: Minntac and Keetac owned 100% by U.S. Steel Corporation (Pittsburgh, PA); Hibtac owned 62.3% by ArcelorMittal (Luxembourg), 23% by Cliffs Natural Resources Inc. (Cleveland, OH), and 14.7% by U.S. Steel Corporation (Pittsburgh, PA); and ESM owned 100% by Essar Steel Holdings Ltd. (Mauritius), a subsidiary of Essar Global Ltd. (Mumbai, India).

	(b)	Represents leased mineral acres on iron formation.

	(c)	Represents other leased surface acres on or off iron formation and/or mineral acres off iron formation.

	(d)	Represents proven and probable magnetic taconite reserves in pellet tons (rounded to the nearest thousand) remaining as of the end of the fiscal year.

	(e)	Lessee termination provision requires notice of: (1) 1 year; (2) 6 months.

Item 1.	BUSINESS – continued

Table of Registrant’s current leases:

Lease (a)	Mineral Acres (b)	Other Acres (c)	Total Number of Leased Acres	Magnetic Ore Reserves in Pellet Tons (000) (d)	GNIOP Mineral Interest	County Location	Term (e)

Bennett Annex (2)	238	—	238	—	100%	St. Louis	01/01/1965 to 12/31/2039 (1)
Carmi-Enterprise (2)	2,352	782	3,134	34,857	100	St. Louis and Itasca	01/01/2011 to 12/31/2057 (2)
Gray Annex (3)	40	—	40	—	50	St. Louis	01/01/1974 to 01/01/2049 (1)
Ontario 50% (3)	1,317	80	1,397	17,747	50	St. Louis and Itasca	07/01/1978 to 12/31/2016 (1)
Ontario 100% (3)	280	120	400	7,382	100	St. Louis and Itasca	07/01/1978 to 12/31/2016 (1)

Ontario #3 (3)	40	40	80	457	25	St. Louis	01/02/1993 to 12/31/2016 (1)
Mahoning (3)	940	40	980	34,903	100	St. Louis and Itasca	01/01/1979 to 12/31/2026 (1)
Russell Annex (2)	200	—	200	366	50	Itasca	01/01/1966 to 12/31/2040 (1)
L&W/Leetonia (3)	80	—	80	2,815	50/~51	St. Louis	01/01/2005 to 12/31/2014 (1)
South Stevenson (2)	180	—	180	17,637	100	St. Louis	04/01/1966 to 04/01/2041 (1)

Minntac (1)	1,525	200	1,725	146,985	100	St. Louis	01/01/1959 to 12/31/2057 (2)
Atkins (1)	440	40	480	39,314	~91	St. Louis	08/01/1984 to 12/31/2033 (2)
MSI (100%) (4)	1,190	877	2,067	20,466	100	Itasca	11/29/2006 to 12/31/2036 (2)
MSI BLGN (4)	1,073	—	1,073	29,254	50	Itasca	11/29/2006 to 12/31/2036 (2)
MSI 50% (4)	—	80	80	—	50	Itasca	11/29/2006 to 12/31/2036 (2)

Totals	9,895	2,259	12,154	352,183

Item 1A.	RISK FACTORS

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

Our lessees (customers) primarily include Minntac and Keetac, owned and operated by U.S. Steel Corporation; Hibtac, owned by ArcelorMittal, Cliffs Natural Resources Inc. and U.S. Steel Corporation, and operated by Cliffs Mining Company; and ESM, owned by Essar Steel Holdings Ltd., a subsidiary of Essar Global Ltd., which includes a new taconite mining plant (and future steelmaking facility) currently being constructed by ESM with a projected startup date in late 2014 or early 2015. Because our revenues are primarily dependent upon a limited number of customers, any significant adverse event at any of our primary lessees, or the loss of any of our primary lessees, could materially adversely affect our future financial results.

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

Royalty rates can fluctuate due to the escalation and de-escalation of producer price indices as a result of provisions present in many of our leases. To the extent these indices decline (the “All Commodities” or the “Iron and Steel” subgroup), royalty rates, and correspondingly royalty income, could be adversely affected. Conversely, higher producer price indices may increase royalty rates and royalty income.

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

The Trust terminates April 6, 2015.

As previously reported, the termination date of the Trust is April 6, 2015. Accordingly, acknowledging the downward movement of the share price of certificates of beneficial interest in early 2014, we remind certificate holders that there will be remaining only four regular quarterly distributions declared in the year 2014 and one regular quarterly distribution declared in the year 2015. While there will be some income allocated to the second quarter of 2015 (representing six days of business), it is expected that this amount will be nominal and will likely be included with the final distribution to certificate holders, which final distribution will occur upon the completion of the wind-down process of the Trust and upon approval of the Trust’s final accounting by the Judge of the Ramsey County District Court. As described earlier in this report, upon termination of the Trust on April 6, 2015, the certificates of beneficial interest (shares) will be cancelled and have no further value other than the final distribution.

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

By a letter dated April 1, 2013, certificate holders of record as of December 31, 2012, and the reversioner were notified of a hearing on May 8, 2013, in Ramsey County District Court, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 2012. By Court Order signed and dated May 8, 2013, the 2012 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S SHARES OF BENEFICIAL INTEREST, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest, Market Prices and Distributions on pages 5 and 6 of the Annual Report to Certificate Holders for the year ended December 31, 2013, attached hereto as Exhibit 13, are incorporated herein by reference. There are no issuer purchases of equity securities. No performance graph is required, as the Registrant is a nonvoting trust and the Trustees are not elected by the certificate holders; therefore, the performance graph has been omitted.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data (Summary of Operations) on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2013, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trustees’ & Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 9, inclusive, of the Annual Report to Certificate Holders for the year ended December 31, 2013, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant are included in the Annual Report to Certificate Holders for the year ended December 31, 2013, attached hereto as Exhibit 13, and are incorporated herein by reference:

Balance Sheets – December 31, 2013 and 2012

Statements of Beneficiaries’ Equity – Years ended December 31, 2013, 2012 and 2011

Statements of Income – Years ended December 31, 2013, 2012 and 2011

Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – continued

Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011

Notes to Financial Statements – December 31, 2013

Quarterly Results of Operations (Unaudited), as shown in “Note 10” of the Notes to the Financial Statements contained in the Annual Report to Certificate Holders for the year ended December 31, 2013, attached hereto as Exhibit 13, are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting on page 10 of the Annual Report to Certificate Holders as of December 31, 2013, attached hereto as Exhibit 13, is incorporated herein by reference.

The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting on pages 26 and 27 of the Annual Report to Certificate Holders as of December 31, 2013, attached hereto as Exhibit 13, is incorporated herein by reference.

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

The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees (who are not employees of the Trust) and officers, as of December 31, 2013, whose terms of office are not fixed for a specified time:

Name and Position		Age	Years of Service in Position

Joseph S. Micallef	Trustee	80	37
	President of the Trustees and Chief Executive Officer		15
Roger W. Staehle (1)	Independent Trustee	80	32
Robert A. Stein (2)	Independent Trustee	75	32
James E. Swearingen (3)	Independent Trustee	70	4
Thomas A. Janochoski	Vice President & Secretary and Chief Financial Officer	55	22

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

THOMAS A. JANOCHOSKI, Vice President & Secretary, Chief Financial Officer.
	-	Director and President, Iron Ore Lessors Association, Inc., Saint Paul, Minnesota.

Executive employees in addition to those listed above include Roger P. Johnson, Manager of Mines and Chief Engineer.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – continued

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

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table(a)

Name and Principal Position	Year	Salary	Bonus	Pension Values(b)	Total

Joseph S. Micallef	2013	$200,000	$100,000	$—	$300,000
President of the Trustees	2012	200,000	100,000	—	300,000
and Chief Executive Officer	2011	180,000	80,000	—	260,000

Thomas A. Janochoski	2013	169,067	10,000	30,173	209,240
Vice President & Secretary	2012	164,600	10,000	196,777	371,377
and Chief Financial Officer	2011	160,367	8,000	118,994	287,361

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

Since 2001, the Trustees have extrapolated the historical salary percentage increase that occurred between 1990 and 2001 forward to current year dollars or, if greater, adjusted the salary ranges based on the change in the Consumer Price Index since 2001. The Trustees intend to target the CFO’s base salary to fall within the range of this 2001 study, as extrapolated to current year dollars. The CFO’s base salary for 2013 falls within that range.

In addition to the CFO’s base salary, the Summary Compensation Table includes $0, $1,900 and $3,200 under the column heading “Salary” for nonqualified deferred compensation plan contributions accrued by the Trust for the benefit of the CFO for the years 2013, 2012 and 2011, respectively (as discussed and shown below under a separate table).

The CFO’s bonus compensation was established in 2001 to reward the CFO for any productive year by the Trust that effectively results in gross revenues in excess of $5,000,000, the same threshold used for the bonus calculation of the CEO. The CFO’s bonus compensation is equal to ten percent (10%) of the CEO’s bonus compensation, resulting in a current maximum annual bonus of $10,000.

The increase in the actuarial present value of accumulated benefits under the column heading “Pension Values” for the CFO within the Trust’s defined benefit pension plan (as discussed and shown below under a separate table) amounted to $27,637, $193,938 and $114,476 for the years 2013, 2012 and 2011, respectively. The CFO participates in the pension plan, along with all other employees, on a nondiscriminatory basis.

Item 11.	EXECUTIVE COMPENSATION – continued

In addition to the CFO’s compensation attributed to the increase in the actuarial present value of accumulated benefits as stated above, the column heading “Pension Values” also includes $2,536, $2,839 and $4,518 of above-market returns pertaining to nonqualified deferred compensation earnings accrued by the Trust for the benefit of the CFO for the years 2013, 2012 and 2011, respectively, under the nonqualified deferred compensation plan (as discussed and shown below under a separate table).

The CFO does not receive any stock awards, option awards or non-equity incentive plan compensation. Accordingly, such columns in the table and the corresponding supplemental tables have been omitted. In addition, the CFO did not receive any other compensation that would require disclosure under the column heading “All Other Compensation.”

Post-Employment Compensation

Pension Benefits Table

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Thomas A. Janochoski (CFO)	Defined Benefit Pension Plan	24	$1,086,774	$—

Only employees of the Trust (not Trustees) are eligible to participate in the Trust’s pension plan and, as such, post-employment compensation disclosure is not applicable for the CEO or the other Trustees. The CFO, as an employee of the Trust, does participate in the Trust’s defined benefit pension plan on a nondiscriminatory basis with the other employees of the Trust.

The Number of Years Credited Service reflects the years of credited service currently vested as of December 31, 2013. The normal retirement benefit is a straight life annuity as of the end of the Trust and is based on the highest sixty (60) consecutive months average salary (annualized), the years of credited service and three percent (3%) per year of credited service, as defined in the pension plan.

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

Nonqualified Deferred Compensation Table

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End

Thomas A. Janochoski (CFO)	$—	$0	$6,400	$—	$108,300

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

Of the total $0 in Registrant Contributions in the Last Fiscal Year and total $6,400 in Aggregate Earnings in the Last Fiscal Year listed in the table above, $0 (deferred compensation) and $2,536 (above-market earnings), respectively, are included in the Summary Compensation Table under the respective column headings “Salary” and “Pension Values” for the year 2013. In addition, of the total $108,300 Aggregate Balance at Last Fiscal Year-End listed in the table above, $1,900 and $3,200 (deferred compensation) are included in the Summary Compensation Table under the column heading “Salary” for the years 2012 and 2011, respectively; and $2,839 and $4,518 (above-market earnings) are included in the Summary Compensation Table under the column heading “Pension Values” for the years 2012 and 2011, respectively.

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

(a)

The only authorized securities of the Registrant are Trustees’ Certificates of Beneficial Interest. These securities are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102). The holders of these securities do not have voting rights. The Trust is not aware of any entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2013.

(b) There were no Certificates of Beneficial Interest of Great Northern Iron Ore Properties owned or pledged by the Trustees or officers of the Trust as of December 31, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no certain relationships or related transactions requiring disclosure under this section. Director independence is set forth in “Item 10. Directors, Executive Officers and Corporate Governance” of this report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit and non-audit services (printing and reproduction services) were preapproved by the Audit Committee. Fees paid in 2013 for the annual audit services were $90,400, for audit-related services were $1,600, for tax services were $0 and for all other services were $3,000. Fees paid in 2012 for the annual audit services were $86,700, for audit-related services were $1,600, for tax services were $0 and for all other services were $3,000.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

	(a)	(1)

The following financial statements of Great Northern Iron Ore Properties are included in the Registrant’s Annual Report to Certificate Holders for the year ended December 31, 2013, attached hereto as Exhibit 13, and are incorporated by reference in Item 8:

Balance Sheets – December 31, 2013 and 2012

Statements of Beneficiaries’ Equity – Years ended December 31, 2013, 2012 and 2011

Statements of Income – Years ended December 31, 2013, 2012 and 2011

Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011

Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011

Notes to Financial Statements – December 31, 2013

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

/s/ Joseph S. Micallef	February 20, 2014
Joseph S. Micallef, Trustee and President of the Trustees, Chief Executive Officer	Date

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

Signature	Title	Date

/s/ Joseph S. Micallef	Chief Executive Officer,	February 20, 2014
Joseph S. Micallef	Trustee and President of the Trustees
(principal executive officer)

/s/ Roger W. Staehle	Trustee	February 20, 2014
Roger W. Staehle

/s/ Robert A. Stein	Trustee	February 20, 2014
Robert A. Stein

/s/ James E. Swearingen	Trustee	February 20, 2014
James E. Swearingen

/s/ Thomas A. Janochoski	Chief Financial Officer,	February 20, 2014
Thomas A. Janochoski	Vice President & Secretary
(principal financial and accounting officer)

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2013

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