Form 10-Q
period 2014-03-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2014-04-29
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

Number of shares of beneficial interest outstanding on March 31, 2014:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$1,084,596	$712,197
United States Treasury securities	8,243,190	5,468,675
Royalties receivable	4,032,700	4,448,907
Prepaid expenses	78,111	2,110
TOTAL CURRENT ASSETS	13,438,597	10,631,889

NONCURRENT ASSETS
United States Treasury securities	—	2,883,251
Prepaid pension costs	475,389	587,159
	475,389	3,470,410

PROPERTIES
Mineral and surface lands	39,479,708	39,479,708
Accumulated depletion and amortization	(38,766,577)	(38,592,577)
	713,131	887,131

Building and equipment	335,767	335,767
Accumulated depreciation	(277,727)	(263,965)
	58,040	71,802
TOTAL PROPERTIES	771,171	958,933
TOTAL ASSETS	$14,685,157	$15,061,232

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$115,156	$92,356
Distributions	3,375,000	3,975,000
TOTAL CURRENT LIABILITIES	3,490,156	4,067,356

NONCURRENT LIABILITIES
Deferred compensation	244,300	244,300
TOTAL LIABILITIES	3,734,456	4,311,656

BENEFICIARIES’ EQUITY
Certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	11,808,245	11,611,487
Accumulated other comprehensive loss	(857,544)	(861,911)
TOTAL BENEFICIARIES’ EQUITY	10,950,701	10,749,576
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$14,685,157	$15,061,232

Note:	The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31
	2014		2013
REVENUES
Royalties	$4,305,323		$4,707,867
Interest and other income	281,821		26,313
	4,587,144		4,734,180
Costs and expenses	(1,015,386)		(1,043,334)
NET INCOME	$3,571,758		$3,690,846

Weighted-average shares outstanding	1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.38		$2.46

Distributions declared per share	$2.25	(1)	$2.25	(2)

(1)	$2.25	declared	3/14/2014
		payable	4/30/2014

(2)	$2.25	declared	3/8/2013
		paid	4/30/2013

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31
	2014	2013
NET INCOME	$3,571,758	$3,690,846
Other comprehensive income:
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost	4,367	4,367
Amortization of net loss included in net periodic pension cost	—	165,884
Total other comprehensive income	4,367	170,251
TOTAL COMPREHENSIVE INCOME	$3,576,125	$3,861,097

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2014	2013
Cash flows from operating activities:
Cash received from royalties and rents	$4,999,630	$4,363,142
Cash paid to suppliers and employees	(764,688)	(712,325)
Interest received	12,457	28,176
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,247,399	3,678,993

Cash flows from investing activities:
United States Treasury securities purchased	(2,725,000)	(675,000)
United States Treasury securities matured	2,825,000	5,225,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	100,000	4,550,000

Cash flows from financing activities:
Distributions paid	(3,975,000)	(7,875,000)
NET CASH USED IN FINANCING ACTIVITIES	(3,975,000)	(7,875,000)

Net increase in cash and cash equivalents	372,399	353,993

Cash and cash equivalents at beginning of year	712,197	643,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,084,596	$997,424

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three Months ended March 31, 2014 and March 31, 2013

Note 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods stated above are not necessarily indicative of the results that may be expected for each respective full year. For further information, refer to the financial statements and footnotes included in the Great Northern Iron Ore Properties (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Current		Noncurrent
	March 31, 2014	Dec. 31, 2013	March 31, 2014	Dec. 31, 2013
Aggregate fair value	$8,237,423	$5,457,842	$—	$2,880,219
Gross unrealized holding gains	(2,641)	(1,279)	—	(442)
Gross unrealized holding losses	154	26	—	294
Amortized cost basis	8,234,936	5,456,589	—	2,880,071
Accrued interest	8,254	12,086	—	3,180
Amounts shown on balance sheets	$8,243,190	$5,468,675	$—	$2,883,251

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended March 31
	2014	2013
Service cost	$77,584	$81,423
Interest cost	90,640	76,968
Expected return on assets	(56,454)	(134,481)
Amortization of net loss	—	165,884
Amortization of prior service cost	4,367	4,367
Net periodic pension cost	$116,137	$194,161

The Trust had previously disclosed in its Annual Report as of December 31, 2013, that the next contribution to the pension plan for the year 2014 is estimated to approximate $1,400,000, subject to the plan’s annual actuarial valuation performed as of the plan’s fiscal year end, March 31. No additional information is available at this time.

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

Following is an analysis of this account for the period ended as of:

March 31, 2014
Attorneys’ fees and expenses	$1,024,834
Costs of surface lands	6,606,815
Cumulative shipment credits	(2,487,466)
Cumulative asset disposition credits	(372,124)
Principal Charges account balance	$4,772,059

Upon termination of the Trust, the Trustees shall either sell tangible assets or obtain a loan with tangible assets as security to provide monies for distribution to the certificate holders in the amount of the Principal Charges account balance.

Note 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

A summary of the component items (all affecting the “Costs and expenses” line item within the Condensed Statements of Income) showing the reclassifications out of “Accumulated other comprehensive loss” (“AOCL”) is as follows:

	Amounts reclassified from AOCL Three Months Ended March 31
Component item	2014	2013
Amortization of defined benefit pension items:
Prior service cost	$4,367	$4,367
Net loss	—	165,884
Total	$4,367	$170,251

Note 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

A summary of the changes in AOCL by component item is as follows:

	Three Months Ended March 31, 2014
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(17,467)	$(844,444)	$(861,911)
Amounts reclassified from AOCL	4,367	—	4,367
Balance at end of period	$(13,100)	$(844,444)	$(857,544)

	Three Months Ended March 31, 2013
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(34,936)	$(2,387,173)	$(2,422,109)
Amounts reclassified from AOCL	4,367	165,884	170,251
Balance at end of period	$(30,569)	$(2,221,289)	$(2,251,858)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three Months ended March 31, 2014 and March 31, 2013

The Trust owns interest in 12,033 acres on the Mesabi Iron Range Formation in northeastern Minnesota, most of which are under lease to major iron ore producing companies. With the properties and offices all located in Minnesota, the Trust and matters affecting the Trust are under the jurisdiction of the Ramsey County District Court (the “Court”) in Saint Paul, Minnesota. Due to the Trustees’ election pursuant to Section 646 of the Tax Reform Act of 1986, as amended, commencing with year 1989 the Trust is not subject to federal and Minnesota corporate income taxes. The Trust is now a grantor trust. Shares of beneficial interest in the Trust are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102).

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

Results of Operations:

Royalties decreased $402,544 during the three months ended March 31, 2014, as compared to the same period in 2013, due mainly to a lower overall average earned royalty rate caused by our lessees mining more taconite from our partial fee interest lands resulting in royalties representative of our ownership interest, offset in part by overall increased taconite shipments from Trust lands and increased tailings revenues.

Interest and other income increased $255,508 during the three months ended March 31, 2014, as compared to the same period in 2013, due mainly to the higher aggregate (mineral rock) sales.

Costs and expenses decreased $27,948 during the three months ended March 31, 2014, as compared to the same period in 2013, due mainly to less net periodic pension cost associated with the Trust’s defined benefit pension plan, offset in part by increased legal expenditures related to Trust termination matters.

At their meeting held on March 14, 2014, the Trustees declared a distribution of $2.25 per share, amounting to $3,375,000 payable April 30, 2014, to certificate holders of record at the close of business on March 31, 2014. Following payment of this quarterly distribution, there will be four (4) more regular quarterly distributions declared (three in 2014 and one in 2015) before the termination date of the Trust on April 6, 2015. While there will be some income allocated to the second quarter of 2015 (representing six days of business), it is expected that this amount will be nominal and will likely be included with the final distribution to certificate holders. The final distribution to certificate holders of record as of April 6, 2015 will be made subsequent to the termination date and upon completion of the wind-down process. At their meeting held on March 8, 2013, the Trustees declared a distribution of $2.25 per share, amounting to $3,375,000 paid on April 30, 2013, to certificate holders of record at the close of business on March 28, 2013. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid July 31, 2014 to certificate holders of record on June 30, 2014.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

- None

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date:	April 29, 2014	By:	/s/ Joseph S. Micallef
Joseph S. Micallef, Chief Executive Officer,
Trustee and President of the Trustees
(principal executive officer)

Date:	April 29, 2014	By:	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Chief Financial Officer,
Vice President & Secretary
(principal financial and accounting officer)

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED: MARCH 31, 2014

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