Form 10-Q
period 2014-06-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2014-07-18
CIK 43410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Number of shares of beneficial interest outstanding on June 30, 2014:	1,500,000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$761,492	$712,197
United States Treasury securities	8,741,442	5,468,675
Royalties receivable	5,042,621	4,448,907
Prepaid expenses	55,031	2,110
TOTAL CURRENT ASSETS	14,600,586	10,631,889

NONCURRENT ASSETS
United States Treasury securities	—	2,883,251
Prepaid pension costs	363,618	587,159
	363,618	3,470,410

PROPERTIES
Mineral and surface lands	39,479,708	39,479,708
Accumulated depletion and amortization	(38,940,577)	(38,592,577)
	539,131	887,131

Building and equipment	335,767	335,767
Accumulated depreciation	(291,488)	(263,965)
	44,279	71,802
TOTAL PROPERTIES	583,410	958,933
TOTAL ASSETS	$15,547,614	$15,061,232

LIABILITIES AND BENEFICIARIES’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$105,766	$92,356
Deferred compensation	244,300	—
Distributions	3,750,000	3,975,000
TOTAL CURRENT LIABILITIES	4,100,066	4,067,356

NONCURRENT LIABILITIES
Deferred compensation	—	244,300
TOTAL LIABILITIES	4,100,066	4,311,656

BENEFICIARIES’ EQUITY
Certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	12,300,725	11,611,487
Accumulated other comprehensive loss	(853,177)	(861,911)
TOTAL BENEFICIARIES’ EQUITY	11,447,548	10,749,576
TOTAL LIABILITIES AND BENEFICIARIES’ EQUITY	$15,547,614	$15,061,232

Note:

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
REVENUES
Royalties	$5,317,841		$5,009,358		$9,623,164		$9,717,225
Interest and other income	12,511		19,553		294,332		45,866
	5,330,352		5,028,911		9,917,496		9,763,091
Costs and expenses	(1,087,872)		(1,011,200)		(2,103,258)		(2,054,534)
NET INCOME	$4,242,480		$4,017,711		$7,814,238		$7,708,557

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.83		$2.68		$5.21		$5.14

Distributions declared per share	$2.50	(1)	$2.50	(2)	$4.75	(3)	$4.75	(4)

(1)	$2.50	declared	6/16/2014
		payable	7/31/2014

(2)	$2.50	declared	6/17/2013
		paid	7/31/2013

(3)	$2.25	declared	3/14/2014
		paid	4/30/2014
plus	$2.50	declared	6/16/2014
		payable	7/31/2014

(4)	$2.25	declared	3/8/2013
		paid	4/30/2013
plus	$2.50	declared	6/17/2013
		paid	7/31/2013

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
NET INCOME	$4,242,480	$4,017,711	$7,814,238	$7,708,557
Other comprehensive income:
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost	4,367	4,368	8,734	8,735
Amortization of net loss included in net periodic pension cost	—	165,884	—	331,768
Total other comprehensive income	4,367	170,252	8,734	340,503
TOTAL COMPREHENSIVE INCOME	$4,246,847	$4,187,963	$7,822,972	$8,049,060

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2014	2013
Cash flows from operating activities:
Cash received from royalties and rents	$9,316,691	$9,084,387
Cash paid to suppliers and employees	(1,534,971)	(1,341,554)
Interest received	17,575	40,948
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,799,295	7,783,781

Cash flows from investing activities:
United States Treasury securities purchased	(4,000,000)	(2,675,000)
United States Treasury securities matured	3,600,000	6,025,000
Expenditures for building and equipment	—	(7,641)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(400,000)	3,342,359

Cash flows from financing activities:
Distributions paid	(7,350,000)	(11,250,000)
NET CASH USED IN FINANCING ACTIVITIES	(7,350,000)	(11,250,000)

Net increase (decrease) in cash and cash equivalents	49,295	(123,860)

Cash and cash equivalents at beginning of year	712,197	643,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$761,492	$519,571

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Periods of Three and Six Months ended June 30, 2014 and June 30, 2013

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

	Current		Noncurrent
	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Aggregate fair value	$8,736,292	$5,457,842	$—	$2,880,219
Gross unrealized holding gains	(3,383)	(1,279)	—	(442)
Gross unrealized holding losses	176	26	—	294
Amortized cost basis	8,733,085	5,456,589	—	2,880,071
Accrued interest	8,357	12,086	—	3,180
Amounts shown on balance sheets	$8,741,442	$5,468,675	$—	$2,883,251

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Service cost	$77,584	$81,423	$155,168	$162,846
Interest cost	90,640	76,968	181,280	153,936
Expected return on assets	(56,453)	(134,481)	(112,907)	(268,962)
Amortization of net loss	—	165,884	—	331,768
Amortization of prior service cost	4,367	4,368	8,734	8,735
Net periodic pension cost	$116,138	$194,162	$232,275	$388,323

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year end, March 31. The actuarial recommended contribution to the pension plan for the year 2014 is $1,679,091, which contribution is scheduled to be made in August 2014.

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

Following is an analysis of this account for the period ended as of:

June 30, 2014
Attorneys’ fees and expenses	$1,024,834
Costs of surface lands	6,606,815
Cumulative shipment credits	(2,517,131)
Cumulative asset disposition credits	(372,124)
Principal Charges account balance	$4,742,394

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

Note 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

A summary of the component items (all affecting the “Costs and expenses” line item within the Condensed Statements of Income) showing the reclassifications out of “Accumulated other comprehensive loss” (“AOCL”) is as follows:

	Amounts reclassified from AOCL Three Months Ended June 30
Component item	2014	2013
Amortization of defined benefit pension items:
Prior service cost	$4,367	$4,368
Net loss	—	165,884
Total	$4,367	$170,252

	Amounts reclassified from AOCL Six Months Ended June 30
Component item	2014	2013
Amortization of defined benefit pension items:
Prior service cost	$8,734	$8,735
Net loss	—	331,768
Total	$8,734	$340,503

Note 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

A summary of the changes in AOCL by component item is as follows:

	Three Months Ended June 30, 2014
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(13,100)	$(844,444)	$(857,544)
Amounts reclassified from AOCL	4,367	—	4,367
Balance at end of period	$(8,733)	$(844,444)	$(853,177)

	Three Months Ended June 30, 2013
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(30,569)	$(2,221,289)	$(2,251,858)
Amounts reclassified from AOCL	4,368	165,884	170,252
Balance at end of period	$(26,201)	$(2,055,405)	$(2,081,606)

	Six Months Ended June 30, 2014
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(17,467)	$(844,444)	$(861,911)
Amounts reclassified from AOCL	8,734	—	8,734
Balance at end of period	$(8,733)	$(844,444)	$(853,177)

	Six Months Ended June 30, 2013
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(34,936)	$(2,387,173)	$(2,422,109)
Amounts reclassified from AOCL	8,735	331,768	340,503
Balance at end of period	$(26,201)	$(2,055,405)	$(2,081,606)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Periods of Three and Six Months ended June 30, 2014 and June 30, 2013

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

Results of Operations:
Royalties increased $308,483 during the three month period ended June 30, 2014, as compared to the same period in 2013, due mainly to increased taconite shipments from Trust lands and increased tailings revenues, offset in part by a lower overall average earned royalty rate caused by our lessees mining more taconite from our partial fee interest lands resulting in royalties representative of our ownership interest and less net minimum royalties. Royalties decreased $94,061 during the six month period ended June 30, 2014, as compared to the same period in 2013, due mainly to a lower overall average earned royalty rate caused by our lessees mining more taconite from our partial fee interest lands resulting in royalties representative of our ownership interest and less net minimum royalties, offset in part by overall increased taconite shipments from Trust lands and increased tailings revenues.

Interest and other income decreased $7,042 during the three month period ended June 30, 2014, as compared to the same period in 2013, due mainly to less miscellaneous license fees generated. Interest and other income increased $248,466 during the six month period ended June 30, 2014, as compared to the same period in 2013, due mainly to the higher aggregate (mineral rock) sales.

Costs and expenses increased $76,672 and $48,724 during the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in 2013, due mainly to increased legal expenditures related to Trust termination matters, offset in part by less net periodic pension cost associated with the Trust’s defined benefit pension plan. The reduction in pension expense was primarily due to the Trust not being required to amortize unrecognized net loss, pursuant to pension accounting rules, since the remaining unrecognized net loss was less than ten percent of the greater of the projected benefit obligation or the fair market value of plan assets as of the beginning of the year (known as the corridor for delayed recognition).

At their meeting held on June 16, 2014, the Trustees declared a distribution of $2.50 per share, amounting to $3,750,000 payable July 31, 2014, to certificate holders of record at the close of business on June 30, 2014. Following payment of this quarterly distribution, there will be three (3) more regular quarterly distributions declared (two in 2014 and one in 2015) before the termination date of the Trust on April 6, 2015. While there will be some income allocated to the second quarter of 2015 (representing six days of business), it is expected that this amount will be nominal and will likely be included with the final distribution to certificate holders that will be made subsequent to the termination date and upon completion of the wind-down process and final accounting. The final distribution will essentially represent the remaining net monies plus the balance in the Principal Charges account, as approved by the Ramsey County District Court. Upon Trust termination, the shares will be cancelled and have no further value other than the final distribution.

The Trustees have now declared two quarterly distributions in 2014. The first, in the amount of $2.25 per share, was paid on April 30, 2014, to certificate holders of record on March 31, 2014; and the second being the current distribution. The first and second quarter 2013 distributions were $2.25 and $2.50 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid October 31, 2014 to certificate holders of record on September 30, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On April 30, 2014, a Ramsey County District Court Judge presided over a hearing for the Trust of Great Northern Iron Ore Properties, the purpose of which was to review and approve the accounts of the Trustees for the calendar year 2013. By Court Order dated April 30, 2014, the Court approved of the accounts of the Trustees for the calendar year 2013.

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date:	July 18, 2014	By:	/s/ Joseph S. Micallef
Joseph S. Micallef, Chief Executive Officer,
Trustee and President of the Trustees
(principal executive officer)

Date:	July 18, 2014	By:	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Chief Financial Officer,
Vice President & Secretary
(principal financial and accounting officer)

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED: JUNE 30, 2014

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