Form 10-Q
period 2014-09-30
GREAT NORTHERN IRON ORE PROPERTIES
filed 2014-10-23
CIK 43410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

Number of shares of beneficial interest outstanding on September 30, 2014:	1,500,000

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Note)
CURRENT ASSETS
Cash and cash equivalents	$919,094	$712,197
United States Treasury securities	7,533,804	5,468,675
Royalties receivable	5,017,263	4,448,907
Prepaid expenses	31,952	2,110
TOTAL CURRENT ASSETS	13,502,113	10,631,889

NONCURRENT ASSETS
United States Treasury securities	—	2,883,251
Prepaid pension costs	1,930,938	587,159
	1,930,938	3,470,410

PROPERTIES
Mineral and surface lands	39,479,708	39,479,708
Accumulated depletion and amortization	(39,114,577)	(38,592,577)
	365,131	887,131

Building and equipment	335,767	335,767
Accumulated depreciation	(304,963)	(263,965)
	30,804	71,802
TOTAL PROPERTIES	395,935	958,933
TOTAL ASSETS	$15,828,986	$15,061,232

LIABILITIES AND BENEFICIARIES' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$189,294	$92,356
Deferred compensation	244,300	—
Distributions	3,900,000	3,975,000
TOTAL CURRENT LIABILITIES	4,333,594	4,067,356

NONCURRENT LIABILITIES
Deferred compensation	—	244,300
TOTAL LIABILITIES	4,333,594	4,311,656

BENEFICIARIES' EQUITY
Certificate holders’ equity, represented by 1,500,000 certificates (shares or units) of beneficial interest authorized and outstanding, and the reversionary interest	12,344,203	11,611,487
Accumulated other comprehensive loss	(848,811)	(861,911)
TOTAL BENEFICIARIES' EQUITY	11,495,392	10,749,576
TOTAL LIABILITIES AND BENEFICIARIES' EQUITY	$15,828,986	$15,061,232

Note:	The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2014		2013		2014		2013
REVENUES
Royalties	$5,017,263		$4,403,655		$14,640,427		$14,120,880
Interest and other income	43,406		35,443		337,738		81,309
	5,060,669		4,439,098		14,978,165		14,202,189
Costs and expenses	(1,117,191)		(1,035,095)		(3,220,449)		(3,089,629)
NET INCOME	$3,943,478		$3,404,003		$11,757,716		$11,112,560

Weighted-average shares outstanding	1,500,000		1,500,000		1,500,000		1,500,000

BASIC & DILUTED EARNINGS PER SHARE	$2.63		$2.27		$7.84		$7.41

Distributions declared per share	$2.60	(1)	$2.60	(2)	$7.35	(3)	$7.35	(4)

(1)	$2.60	declared	9/12/2014
		payable	10/31/2014

(2)	$2.60	declared	9/13/2013
		paid	10/31/2013

(3)	$2.25	declared	3/14/2014
		paid	4/30/2014
plus	$2.50	declared	6/16/2014
		paid	7/31/2014
plus	$2.60	declared	9/12/2014
		payable	10/31/2014

(4)	$2.25	declared	3/8/2013
		paid	4/30/2013
plus	$2.50	declared	6/17/2013
		paid	7/31/2013
plus	$2.60	declared	9/13/2013
		paid	10/31/2013

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
NET INCOME	$3,943,478	$3,404,003	$11,757,716	$11,112,560
Other comprehensive income:
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost	4,366	4,367	13,100	13,102
Amortization of net loss included in net periodic pension cost	—	165,884	—	497,652
Total other comprehensive income	4,366	170,251	13,100	510,754
TOTAL COMPREHENSIVE INCOME	$3,947,844	$3,574,254	$11,770,816	$11,623,314

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30
	2014	2013
Cash flows from operating activities:
Cash received from royalties and rents	$14,399,694	$14,124,615
Cash paid to suppliers and employees	(3,921,034)	(3,210,162)
Interest received	28,237	59,015
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,506,897	10,973,468

Cash flows from investing activities:
United States Treasury securities purchased	(4,500,000)	(3,525,000)
United States Treasury securities matured	5,300,000	7,675,000
Expenditures for building and equipment	—	(23,206)
NET CASH PROVIDED BY INVESTING ACTIVITIES	800,000	4,126,794

Cash flows from financing activities:
Distributions paid	(11,100,000)	(15,000,000)
NET CASH USED IN FINANCING ACTIVITIES	(11,100,000)	(15,000,000)

Net increase in cash and cash equivalents	206,897	100,262

Cash and cash equivalents at beginning of year	712,197	643,431

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$919,094	$743,693

See notes to condensed financial statements.

GREAT NORTHERN IRON ORE PROPERTIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Periods of Three and Nine Months ended September 30, 2014 and September 30, 2013

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

Note 2 – SECURITIES

United States Treasury securities are classified as “held-to-maturity” securities and are carried at cost, adjusted for accrued interest and amortization of premium or discount. The aggregate fair values listed in the table below are based on quoted prices in active markets for identical assets (Level 1). Securities classified as current assets will mature within one year of the respective period ending date stated below. Securities classified as noncurrent assets will mature one to two years from the respective period ending date stated below. Following is an analysis of the securities as of the periods stated:

	Current		Noncurrent
	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Aggregate fair value	$7,533,282	$5,457,842	$—	$2,880,219
Gross unrealized holding gains	(2,742)	(1,279)	—	(442)
Gross unrealized holding losses	32	26	—	294
Amortized cost basis	7,530,572	5,456,589	—	2,880,071
Accrued interest	3,232	12,086	—	3,180
Amounts shown on balance sheets	$7,533,804	$5,468,675	$—	$2,883,251

Note 3 – PENSION PLAN

A summary of the components of net periodic pension cost is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Service cost	$77,583	$81,424	$232,751	$244,270
Interest cost	90,641	76,967	271,921	230,903
Expected return on assets	(56,453)	(134,480)	(169,360)	(403,442)
Amortization of net loss	—	165,884	—	497,652
Amortization of prior service cost	4,366	4,367	13,100	13,102
Net periodic pension cost	$116,137	$194,162	$348,412	$582,485

The plan’s annual actuarial valuation was performed as of the plan’s fiscal year end, March 31. The actuarial recommended contribution to the pension plan for the year 2014 is $1,679,091, which contribution was made in August 2014.

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

Following is an analysis of this account for the period ended as of:

Sept. 30, 2014
Attorneys' fees and expenses	$1,024,834
Costs of surface lands	6,606,815
Cumulative shipment credits	(2,538,669)
Cumulative asset disposition credits	(372,124)
Principal Charges account balance	$4,720,856

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

Note 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

A summary of the component items (all affecting the “Costs and expenses” line item within the Condensed Statements of Income) showing the reclassifications out of “Accumulated other comprehensive loss” (“AOCL”) is as follows:

	Amounts reclassified from AOCL
	Three Months Ended Sept. 30
Component item	2014	2013
Amortization of defined benefit pension items:
Prior service cost	$4,366	$4,367
Net loss	—	165,884
Total	$4,366	$170,251

	Amounts reclassified from AOCL
	Nine Months Ended Sept. 30
Component item	2014	2013
Amortization of defined benefit pension items:
Prior service cost	$13,100	$13,102
Net loss	—	497,652
Total	$13,100	$510,754

Note 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

A summary of the changes in AOCL by component item is as follows:

	Three Months Ended September 30, 2014
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(8,733)	$(844,444)	$(853,177)
Amounts reclassified from AOCL	4,366	—	4,366
Balance at end of period	$(4,367)	$(844,444)	$(848,811)

	Three Months Ended September 30, 2013
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(26,201)	$(2,055,405)	$(2,081,606)
Amounts reclassified from AOCL	4,367	165,884	170,251
Balance at end of period	$(21,834)	$(1,889,521)	$(1,911,355)

	Nine Months Ended September 30, 2014
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(17,467)	$(844,444)	$(861,911)
Amounts reclassified from AOCL	13,100	—	13,100
Balance at end of period	$(4,367)	$(844,444)	$(848,811)

	Nine Months Ended September 30, 2013
Defined benefit pension items:	Prior Service Cost	Net Loss	Total
Balance at beginning of period	$(34,936)	$(2,387,173)	$(2,422,109)
Amounts reclassified from AOCL	13,102	497,652	510,754
Balance at end of period	$(21,834)	$(1,889,521)	$(1,911,355)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Periods of Three and Nine Months ended September 30, 2014 and September 30, 2013

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

The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and less properties) and the balance in the Principal Charges account, less any and all expenses and obligations incurred through the Trust’s termination and wind-down process. To offer a hypothetical example, without factoring in any expenses and obligations incurred through the Trust’s termination and wind-down process, and using the financial statement values as of December 31, 2013, the net monies were approximately $9,790,000 and the Principal Charges account balance was approximately $4,789,000, resulting in a final distribution payable of approximately $14,579,000, or about $9.72 per share. Upon the termination of the Trust, the certificates of beneficial interest (shares) would be cancelled and have no further value with the exception of the final distribution. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate and will not be “final” until after the termination and wind-down process of the Trust is completed. The Trust offers this example to further inform investors about the conceptual nature of the final distribution and does not imply or guarantee a specific known final distribution amount.

The Trustees petitioned the Court for a hearing, which hearing occurred on October 7, 2014, to address the matter of the Trust’s termination, including the scope of the Trustees’ duties, powers and authority during the wind-down period, their plan for termination and for guidance relative to the allocation of expenses. Please refer to Part II, Item 1 below for additional information relative to the Court hearing.

Results of Operations:

Royalties increased $613,608 and $519,547 during the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013, due mainly to increased taconite shipments from Trust lands and increased tailings revenues, offset in part by a lower overall average earned royalty rate caused by our lessees mining more taconite from our partial fee interest lands resulting in royalties representative of our ownership interest.

Interest and other income increased $7,963 and $256,429 during the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013, due mainly to greater aggregate revenues.

Costs and expenses increased $82,096 and $130,820 during the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013, due mainly to increased legal expenditures related to Trust termination matters, offset in part by less net periodic pension cost associated with the Trust’s defined benefit pension plan. The reduction in pension expense was primarily due to the Trust not being required to amortize unrecognized net loss, pursuant to pension accounting rules, since the remaining unrecognized net loss was less than ten percent of the greater of the projected benefit obligation or the fair market value of plan assets as of the beginning of the year (known as the corridor for delayed recognition).

At their meeting held on September 12, 2014, the Trustees declared a distribution of $2.60 per share, amounting to $3,900,000 payable October 31, 2014, to certificate holders of record at the close of business on September 30, 2014. Following payment of this quarterly distribution, there will be two (2) more regular quarterly distributions declared (one in 2014 and one in 2015) before the termination date of the Trust on April 6, 2015. While there will be some income allocated to the second quarter of 2015 (representing six days of business through April 6, 2015), it is expected that this amount will be nominal and will likely be included with the final distribution to certificate holders that will be made subsequent to the termination date and upon completion of the wind-down process and final accounting. The final distribution will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and less properties) remaining in the hands of the Trustees (after paying and providing for all expenses and obligations incurred through the Trust’s termination and wind-down process), and the balance in the Principal Charges account, all of which are subject to the final accounting and approval of the Ramsey County District Court. Upon Trust termination, the shares will be cancelled and have no further value other than the final distribution. All other Trust properties will be conveyed to the reversioner upon the completion of the wind-down process without further payment or remuneration to the certificate holders.

The Trustees have now declared three quarterly distributions in 2014. The first, in the amount of $2.25 per share, was paid on April 30, 2014, to certificate holders of record on March 31, 2014; the second, in the amount of $2.50 per share, was paid on July 31, 2014, to certificate holders of record on June 30, 2014; and the third being the current distribution. The first, second and third quarter 2013 distributions were $2.25, $2.50 and $2.60 per share, respectively. The Trustees intend to continue quarterly distributions and set the record date as of the last business day of each quarter. The next distribution will be paid January 30, 2015 to certificate holders of record on December 31, 2014.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

By a letter dated September 12, 2014, certificate holders of record as of September 8, 2014, and the reversioner were notified of a hearing on October 7, 2014, in Ramsey County District Court, Saint Paul, Minnesota, for the purpose of requesting from the Court instruction and guidance regarding the Trustees’ duties, powers and authority relative to operations of the Trust and the wind-down process subsequent to April 6, 2015, for approval of the Trustees’ wind-down plan, and for instruction and guidance pertaining to the allocation of expenses of the Trust between the certificate holders and reversioner. The hearing was not completed on October 7, 2014 and, therefore, the Court ordered a continuation of the hearing to be held on November 24, 2014 at 9:30 a.m. in Ramsey County District Court. Copies of the Trust’s mailings regarding the hearing may be viewed on the Trust’s Web site at www.gniop.com, or may be requested by contacting the St. Paul office of the Trustees.

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

GREAT NORTHERN IRON ORE PROPERTIES
(Registrant)

Date:	October 23, 2014	By:	/s/ Joseph S. Micallef
Joseph S. Micallef, Chief Executive Officer,
Trustee and President of the Trustees
(principal executive officer)

Date:	October 23, 2014	By:	/s/ Thomas A. Janochoski
Thomas A. Janochoski, Chief Financial Officer,
Vice President & Secretary
(principal financial and accounting officer)

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

QUARTER ENDED:      SEPTEMBER 30, 2014

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