Form 10-K
period 2014-12-31
GREAT NORTHERN IRON ORE PROPERTIES
filed 2015-02-26
CIK 43410

Annual Report on Form 10-K

Great Northern Iron Ore Properties

December 31, 2014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission File Number 1-701

GREAT NORTHERN IRON ORE PROPERTIES
(Exact name of registrant as specified in its charter)

Minnesota	41-0788355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
W-1290 First National Bank Building 332 Minnesota Street Saint Paul, Minnesota	55101-1361
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code	(651) 224-2385
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Trustees’ Certificates of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes       No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes       No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   X   No ____

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

As of the last business day of the registrant’s most recently completed second fiscal quarter, that being June 30, 2014, the aggregate market value of the registrant’s certificates (shares) of beneficial interest held by non-affiliates of the registrant was $29,760,000 based on the closing sale price as reported on the New York Stock Exchange Euronext – Composite Inter-Market Trading System.

The number of certificates (shares) of beneficial interest outstanding as of the close of the period covered by this report:

Trustees’ Certificates of Beneficial Interest – 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Certificate Holders for the year ended December 31, 2014, attached hereto as Exhibit 13, are incorporated by reference into Part II.

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

The terms of the Great Northern Iron Ore Properties Trust Agreement created December 7, 1906 (“Trust Agreement”) state that the Trust shall continue for twenty years after the death of the last survivor of eighteen persons named in the Trust Agreement. The last survivor of these eighteen persons died on April 6, 1995. Accordingly, the Trust terminates twenty years from April 6, 1995, that being April 6, 2015.

Upon the termination date of the Trust on April 6, 2015, the certificates of beneficial interest (shares) in the Trust will cease to trade on the New York Stock Exchange and thereafter will represent only the right to receive certain distributions payable to the certificate holders of record at the time of the termination of the Trust. Upon Trust termination and after the wind-down process is completed, the Trust is obligated to distribute ratably to these certificate holders the net monies remaining in the hands of the Trustees (after paying and providing for all expenses and obligations incurred through the Trust’s termination and wind-down process), plus the balance in the Principal Charges account (this account is explained in the Trust’s Annual Report sent to all certificate holders every year), all of which are subject to the final accounting and approval of the Court. All other Trust property (most notably the Trust’s mineral properties and the active leases) must be conveyed and transferred to the reversioner (which, effective January 1, 2015, is Glacier Park Iron Ore Properties LLC, a wholly owned subsidiary of Glacier Park Company, which is a wholly owned subsidiary of ConocoPhillips Company), without further payment or remuneration to the certificate holders, under the terms of the Trust Agreement. The wind-down process of the Trust is anticipated to extend into the calendar year following its termination date in order to complete the various year-end audits, court and regulatory filings, tax returns, conveyances of non-cash properties to the reversioner, etc., relative thereto. Subject to the guidance and approval of the Court and assuming the wind-down process with the reversioner proceeds efficiently and that no other complications arise during this time period, we anticipate the wind-down process, final distribution and dissolution of the Trust will be completed by the end of 2016.

Item 1.	BUSINESS – continued

The Trust has previously provided information in its various Securities and Exchange Commission filings, including its Annual Report, about the final distribution payable to the certificate holders upon the Trust’s termination and after the wind-down process is completed. The exact final distribution, though not determinable at this time, will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and less properties) and the balance in the Principal Charges account, less any and all expenses and obligations incurred through the Trust’s termination and wind-down process. To offer a hypothetical example, without factoring in any expenses and obligations incurred through the Trust’s termination and wind-down process, and using the financial statement values as of December 31, 2014, the net monies were approximately $6,859,000 and the Principal Charges account balance was approximately $4,710,000, resulting in a final distribution payable of approximately $11,569,000, or about $7.71 per share. Upon the termination of the Trust, the certificates of beneficial interest (shares) would be cancelled and thereafter represent only the right to receive the final distribution. It is important to note, however, that the actual net monies on hand and the Principal Charges account balance will most likely fluctuate and will not be “final” until after the termination and wind-down process of the Trust is completed. The Trust offers this example to further inform investors about the conceptual nature of the final distribution and does not imply or guarantee a specific known final distribution amount.

The Trustees petitioned the Court for a hearing, which hearing occurred on October 7, 2014 and was continued on November 24, 2014, to address the matter of the Trust’s termination, including the scope of the Trustees’ duties, powers and authority during the wind-down period, their plan for termination and for guidance relative to the allocation of expenses. Please refer to “Item 3. Legal Proceedings” for additional information relative to the Court proceedings and matters concerning the termination of the Trust.

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

Item 1.	BUSINESS – continued

50% interest and 160 acres in tenancy in common with other fractional interests. Of said mineral interest total, 9,815 acres are under lease and 2,218 acres are unleased.

None of the Registrant’s leases provide for any right of renewal by the lessees upon expiration, even though unmined minerals might remain. Any extension of any such terminating lease would have to be negotiated in the same manner as unleased properties.

The Registrant cannot estimate at this time any tonnage for nonmagnetic taconite because of lack of drilling, testing and any established large-scale commercial treatment method for Mesabi Iron Range nonmagnetic taconite. To give a better perspective on magnetic taconite, our engineers estimate that the proven and probable ore reserves of magnetic taconite under lease as of December 31, 2014, were equivalent to approximately 343,200,000 tons of pellets. These ore reserves are developed from exploration drilling (diamond drilling) analyses performed by our lessees (steel and mining companies), with our interaction and assistance, though they have never been audited by any external party as this is not a customary practice. Although the ore reserves generally are adjusted downward each year for taconite pellet shipments and/or lease expirations, they may also increase due to new leases entered into and/or amendments to existing leases that may provide for the development of additional reserves. In addition, reserve adjustments (positive or negative) are made from time to time when additional diamond drilling results in adjustments to the estimates. Refer to the table of current leases within this “Item 1. Business” section for additional reserve information.

Present taconite leases provide for minimum royalties aggregating approximately $5,961,000 for the year 2015 even if no taconite is mined. This entire amount is attributable to long-term taconite leases.

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

Item 1.	BUSINESS – continued

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

Following is a summary of shipments by lessee (operating facility) for the years 2014, 2013 and 2012:

	Pellet Tons Shipped
	2014	2013	2012

Hibbing Taconite Company	2,880,435	2,954,715	3,211,256
U.S. Steel Corporation – Minntac	2,778,540	2,922,771	3,237,598
U.S. Steel Corporation – Keetac	508,755	578,561	911,602
	6,167,730	6,456,047	7,360,456

As previously reported, Section 646 of the Tax Reform Act of 1986, as amended, provided a special elective provision under which the Trust was allowed to convert from taxation as a corporation to that of a grantor trust. Pursuant to an Order of the Ramsey County District Court, the Trustees filed the Section 646 election with the Internal Revenue Service (“IRS”) on December 30, 1988. As of January 1, 1989, the Trust was no longer subject to federal and Minnesota corporate income taxes. For years 1989 and thereafter, certificate holders are taxed on their allocable share of the Trust’s taxable income whether or not the income is distributed. For certificate holder tax purposes, the Trust’s taxable income is determined on an annual basis, one-fourth then being allocated to each quarterly record date.

The Trustees provided annual income tax information in January 2015 to registered certificate holders of record with holdings on any of the four quarterly record dates during 2014. This information included the following:

•	Substitute Form 1099-MISC – This form reported the registered certificate holder’s 2014 allocable share of taxable income from the Trust, distributions declared and any taxes withheld. (Foreign registered certificate holders received a Form 1042-S.)

•	Trust Supplemental Statement – This statement reported the number of units (shares) held by the registered certificate holder on any of the four quarterly record dates in 2014.

Item 1.	BUSINESS – continued

•	Tax Return Guide – This guide instructed the certificate holders as to the preparation of their income tax returns with respect to taxable income allocated from the Trust and various deductions allowable.

At December 31, 2014, the Registrant employed ten persons. We have been engaged in only one line of business, namely the leasing and maintenance of our mineral properties. Our business is not seasonal, but income primarily depends upon production by the steel and mining companies that lease our properties. We have no operations in foreign countries. Our customers’ (or lessees’) taconite facilities are all located in northeastern Minnesota, though the ownership interests and/or corporate headquarters are elsewhere, as explained in the footnotes to the table below.

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

The table on the following page is a listing of the Registrant’s current leases, all associated with taconite mining facilities located on the Mesabi Iron Range in northeastern Minnesota near the cities of Hibbing and Virginia. The following footnotes pertain to said table:

(a)	Operator of lease is as follows: (1) U.S. Steel Corporation – Minntac (“Minntac”); (2) U.S. Steel Corporation – Keetac (“Keetac”); (3) Cliffs Mining Company – Hibbing Taconite Company (“Hibtac”); (4) Essar Steel Minnesota, LLC (“ESM”). The ownership interests and corporate headquarters for the above operators are as follows: Minntac and Keetac owned 100% by U.S. Steel Corporation (Pittsburgh, PA); Hibtac owned 62.3% by ArcelorMittal (Luxembourg), 23% by Cliffs Natural Resources Inc. (Cleveland, OH), and 14.7% by U.S. Steel Corporation (Pittsburgh, PA); and ESM owned 100% by Essar Steel Holdings Ltd. (Mauritius), a subsidiary of Essar Global Ltd. (Mumbai, India).

(b)	Represents leased mineral acres on iron formation.

(c)	Represents other leased surface acres on or off iron formation and/or mineral acres off iron formation.

(d)	Represents proven and probable magnetic taconite reserves in pellet tons (rounded to the nearest thousand) remaining as of the end of the fiscal year.

(e)	Lessee termination provision requires notice of: (1) 1 year; (2) 6 months.

Item 1.	BUSINESS – continued

Table of Registrant’s current leases:

Lease (a)	Mineral Acres (b)	Other Acres (c)	Total Number of Leased Acres	Magnetic Ore Reserves in Pellet Tons (000) (d)	GNIOP Mineral Interest	County Location	Term (e)

Bennett Annex (2)	238	–	238	–	100%	St. Louis	01/01/1965 to 12/31/2039 (1)
Carmi-Enterprise (2)	2,352	782	3,134	34,504	100	St. Louis and Itasca	01/01/2011 to 12/31/2057 (2)
Gray Annex (3)	40	–	40	–	50	St. Louis	01/01/1974 to 01/01/2049 (1)
Ontario 50% (3)	1,317	80	1,397	15,167	50	St. Louis and Itasca	07/01/1978 to 12/31/2016 (1)
Ontario 100% (3)	280	120	400	7,082	100	St. Louis and Itasca	07/01/1978 to 12/31/2016 (1)

Ontario #3 (3)	40	40	80	457	25	St. Louis	01/02/1993 to 12/31/2016 (1)
Mahoning (3)	940	40	980	34,903	100	St. Louis and Itasca	01/01/1979 to 12/31/2026 (1)
Russell Annex (2)	200	–	200	210	50	Itasca	01/01/1966 to 12/31/2040 (1)
South Stevenson (2)	180	–	180	17,637	100	St. Louis	04/01/1966 to 04/01/2041 (1)

Minntac (1)	1,525	200	1,725	144,206	100	St. Louis	01/01/1959 to 12/31/2057 (2)
Atkins (1)	440	40	480	39,314	~91	St. Louis	08/01/1984 to 12/31/2033 (2)
MSI (100%) (4)	1,190	877	2,067	20,466	100	Itasca	11/29/2006 to 12/31/2036 (2)
MSI BLGN (4)	1,073	–	1,073	29,254	50	Itasca	11/29/2006 to 12/31/2036 (2)
MSI 50% (4)	–	80	80	–	50	Itasca	11/29/2006 to 12/31/2036 (2)

Totals	9,815	2,259	12,074	343,200

Item 1A.	RISK FACTORS

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

Our lessees (customers) primarily include Minntac and Keetac, owned and operated by U.S. Steel Corporation; Hibtac, owned by ArcelorMittal, Cliffs Natural Resources Inc. and U.S. Steel Corporation, and operated by Cliffs Mining Company; and ESM, owned by Essar Steel Holdings Ltd., a subsidiary of Essar Global Ltd., which includes a new taconite mining plant currently being constructed by ESM. Because our revenues are primarily dependent upon a limited number of customers, any significant adverse event at any of our primary lessees, or the loss of any of our primary lessees, could materially adversely affect our future financial results.

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

The Trust terminates April 6, 2015.

As previously reported, the termination date of the Trust is April 6, 2015. Accordingly, we remind certificate holders that there is remaining only one more regular quarterly distribution, which will be declared in the first quarter of 2015. While there will be some income allocated to the second quarter of 2015 (representing six days of business through April 6, 2015), it is expected that this amount will be nominal and will likely be included with the final distribution to certificate holders of record as of the termination date of the Trust, which will be made subsequent to the Trust’s termination date and upon completion of the wind-down process and final accounting. The final distribution will generally consist of the sum of the Trust’s net monies (essentially, total assets less liabilities and less properties) remaining in the hands of the Trustees (after paying and providing for all expenses and obligations incurred through the Trust’s termination and wind-down process), and the balance in the Principal Charges account, all of which are subject to the final accounting and approval of the Ramsey County District Court. Upon Trust termination, the shares will be cancelled and thereafter represent only the right to receive the final distribution. All other Trust properties will be conveyed to the reversioner upon the completion of the wind-down process without further payment or remuneration to the certificate holders.

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

Section 646 of the Tax Reform Act of 1986, as amended, provided a special elective provision under which the Trust was allowed to convert from taxation as a corporation to that of a grantor trust. Pursuant to an Order of the Ramsey County District Court, the Trustees filed the Section 646 election with the Internal Revenue Service on December 30, 1988. As of January 1, 1989, the Trust was no longer subject to federal and Minnesota corporate income taxes. For years 1989 and thereafter, certificate holders are taxed on their allocable share of the Trust’s taxable income whether or not the income is distributed. For certificate holder tax purposes, the Trust’s taxable income is determined on an annual basis, one-fourth then being allocated to each quarterly record date.

By a letter dated April 1, 2014, certificate holders of record as of December 31, 2013, and the reversioner were notified of a hearing on April 30, 2014, in Ramsey County District Court, Saint Paul, Minnesota, for the purpose of settling and allowing the Trust accounts for the year 2013. By Court Order signed and dated April 30, 2014, the 2013 accounts were settled and allowed in all respects. By previous Orders, the Court settled and allowed the accounts of the Trustees for preceding years of the Trust.

By a letter dated September 12, 2014, certificate holders of record as of September 8, 2014, and the reversioner were notified of a hearing on October 7, 2014, in Ramsey County District Court, Saint Paul, Minnesota, for the purpose of requesting from the Court instruction and guidance regarding the Trustees’ duties, powers and authority relative to operations of the Trust and the wind-down process subsequent to April 6, 2015, for approval of the Trustees’ Wind-Up Plan, and for instruction and guidance pertaining to the allocation of expenses of the Trust between the certificate holders and reversioner. The hearing was not completed on October 7, 2014 and the Court ordered a continuation of the hearing on November 24, 2014.

Item 3.	LEGAL PROCEEDINGS – continued

Pursuant to the Court’s Findings of Fact, Conclusions of Law and Order for Judgment filed on January 26, 2015 (“Court Order”), the Trustees’ Petition for Instructions was approved by the Court and, consistent with the Trust Agreement, the Trustees are to immediately proceed with winding up the affairs of the Trust upon its termination on April 6, 2015, and to undertake the tasks and actions outlined in the Trustees’ Wind-Up Plan. The Court further ordered that the Trustees will retain possession and control of the Trust’s cash and non-cash assets (and books and records related thereto), that they are authorized to enter into temporary employment agreements with the current Trust employees to assist the Trustees during the wind-down process, that the Trustees’ compensation shall continue during the wind-down period until discharged by the Court, and that the Trust’s termination and wind-up expenses and costs (including attorneys’ fees) incurred after December 2013 shall be allocated between the certificate holders and the reversioner depending on the nature of the expense and as set forth in the Court Order. Expenses incurred after December 2013 and before the Trust’s termination date that are allocated to the reversioner will be charged to the Principal Charges account as of April 6, 2015. Finally, the Court required an interim status report on November 15, 2015, an annual audit for the year 2015 and, as soon as practicable after the Court’s approval of the 2015 annual report, the Trustees shall have final audited financial statements prepared for filing with the Court for the approval of the Trustees’ final accounting and discharge. Final distributions and conveyances to the Trust’s beneficiaries shall be made upon the order of the Court. The Court Order is subject to any timely-filed appeal.

Copies of the Trust’s mailings and the Court Order regarding the hearings may be viewed on the Trust’s Web site at www.gniop.com, or may be requested by contacting the St. Paul office of the Trustees.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S SHARES OF BENEFICIAL INTEREST, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Beneficial Interest, Market Prices and Distributions on pages 6 and 7 of the Annual Report to Certificate Holders for the year ended December 31, 2014, attached hereto as Exhibit 13, are incorporated herein by reference. There are no issuer purchases of equity securities. No performance graph is required, as the Registrant is a nonvoting trust and the Trustees are not elected by the certificate holders; therefore, the performance graph has been omitted.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data (Summary of Operations) on page 2 of the Annual Report to Certificate Holders for the year ended December 31, 2014, attached hereto as Exhibit 13, is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trustees’ & Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 10, inclusive, of the Annual Report to Certificate Holders for the year ended December 31, 2014, attached hereto as Exhibit 13, are incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant are included in the Annual Report to Certificate Holders for the year ended December 31, 2014, attached hereto as Exhibit 13, and are incorporated herein by reference:

Balance Sheets – December 31, 2014 and 2013

Statements of Beneficiaries’ Equity – Years ended December 31, 2014, 2013 and 2012

Statements of Income – Years ended December 31, 2014, 2013 and 2012

Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012

Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012

Notes to Financial Statements – December 31, 2014

Quarterly Results of Operations (Unaudited), as shown in “Note 10” of the Notes to the Financial Statements contained in the Annual Report to Certificate Holders for the year ended December 31, 2014, attached hereto as Exhibit 13, are incorporated herein by reference.
12

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

Management’s Report on Internal Control over Financial Reporting on page 11 of the Annual Report to Certificate Holders as of December 31, 2014, attached hereto as Exhibit 13, is incorporated herein by reference.

The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting on pages 28 and 29 of the Annual Report to Certificate Holders as of December 31, 2014, attached hereto as Exhibit 13, is incorporated herein by reference.
There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Item 9B.	OTHER INFORMATION

None.
13

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant, being a trust, has no directors as such. The management of the Trust is vested in the following Trustees (who are not employees of the Trust) and officers, as of December 31, 2014, whose terms of office are not fixed for a specified time:

Name and Position		Age	Years of Service in Position

Joseph S. Micallef	Trustee	81	38
	President of the Trustees and Chief Executive Officer		16
Roger W. Staehle (1)	Independent Trustee	81	33
Robert A. Stein (2)	Independent Trustee	76	33
James E. Swearingen (3)	Independent Trustee	71	5
Thomas A. Janochoski	Vice President & Secretary and Chief Financial Officer	56	23

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

ROGER W. STAEHLE, Trustee.

- Adjunct Professor, Institute of Technology, University of Minnesota, until 2012;

- Industrial Consultant in the field of Metallurgy.

Dr. Staehle has been a Trustee since 1982. He was the Dean of the Institute of Technology at the University of Minnesota from 1979 to 1983 as well as Professor of Chemical Engineering and Materials Science from 1979 to 1987. He was an Adjunct Professor in that department until 2012. Prior to the University of Minnesota, he was Professor of Metallurgical Engineering at Ohio State University from 1965 to 1979. His specialty is in the degradation and prediction of materials especially in nuclear energy applications. He was elected to the National Academy of Engineering in 1978 and is a Fellow of three technical societies. In addition, he was the International Nickel Professor of Corrosion Science and Engineering at Ohio State University. He is also an editor of over 20 books in his field. At Ohio State University an academic chair has been created in his honor. Dr. Staehle is recognized as a worldwide consultant to governments and industries on the safe and reliable performance of nuclear reactors. He is expert in metallurgy and minerals. His metallurgical and mineral background provides the Trust with a practical and operational viewpoint.

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
16

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – continued

Information Regarding Board of Trustees and Corporate Governance

As provided in the Trust Agreement, should a vacancy exist on the Board of Trustees, the remaining Trustees meet and jointly select another Trustee to fill the position. In the unlikely event there are no remaining Trustees, the Trust Agreement provides additional guidance to re-create a Board. Once appointed to the Board, the Trustees seek approval and confirmation from the Ramsey County District Court in Saint Paul, Minnesota. Accordingly, certificate holders of the Trust’s certificates of beneficial interest have no authority to elect Trustees or to nominate persons to serve on the Board. The Trust has no express diversity policy; however, the Trustees seek to maintain among the Board members experience in various disciplines relevant to the Trust’s business. The leadership structure of the Board of Trustees is established by the Trust Agreement, which combines the positions of the President of the Trustees and the Chief Executive Officer of the Trust. Mr. Micallef currently holds both of these positions. As Audit Committee Chairman, Mr. Stein currently serves as the Trust’s lead independent member and presides at all non-management executive sessions.

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

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table(a)

Name and Principal Position	Year	Salary	Bonus	Pension Values(b)	Total
Joseph S. Micallef	2014	$200,000	$100,000	$—	$300,000
President of the Trustees	2013	200,000	100,000	—	300,000
and Chief Executive Officer	2012	200,000	100,000	—	300,000

Thomas A. Janochoski	2014	175,033	10,000	604,349	789,382
Vice President & Secretary	2013	169,067	10,000	30,173	209,240
and Chief Financial Officer	2012	164,600	10,000	196,777	371,377

Notes: (a) There are no Stock Awards, Option Awards, Non-equity Incentive Plan Compensation or All Other Compensation and, accordingly, such columns in the table and any corresponding supplemental tables have been omitted. (b) Pension Values represent “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” if applicable. The Pension Values increase in 2014 for the CFO was primarily caused by another year of credited service in the pension plan, the utilization of new mortality tables (as released in 2014 by the Society of Actuaries), and a reduced discount rate.

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

Since 2001, the Trustees have extrapolated the historical salary percentage increase that occurred between 1990 and 2001 forward to current year dollars or, if greater, adjusted the salary ranges based on the change in the Consumer Price Index since 2001. The Trustees intend to target the CFO’s base salary to fall within the range of this 2001 study, as extrapolated to current year dollars. The CFO’s base salary for 2014 falls within that range.

In addition to the CFO’s base salary, the Summary Compensation Table includes $0, $0 and $1,900 under the column heading “Salary” for nonqualified deferred compensation plan contributions accrued by the Trust for the benefit of the CFO for the years 2014, 2013 and 2012, respectively (as discussed and shown below under a separate table).

The CFO’s bonus compensation was established in 2001 to reward the CFO for any productive year by the Trust that effectively results in gross revenues in excess of $5,000,000, the same threshold used for the bonus calculation of the CEO. The CFO’s bonus compensation is equal to ten percent (10%) of the CEO’s bonus compensation, resulting in a current maximum annual bonus of $10,000.

The increase in the actuarial present value of accumulated benefits under the column heading “Pension Values” for the CFO within the Trust’s defined benefit pension plan (as discussed and shown below under a separate table) amounted to $597,867, $27,637 and $193,938 for the years 2014, 2013 and 2012, respectively. The Pension Values increase in 2014 was primarily caused by another year of credited service in the pension plan, the utilization of new mortality tables (as released in 2014 by the Society of Actuaries), and a reduced discount rate. The CFO participates in the pension plan, along with all other employees, on a nondiscriminatory basis.

Item 11.	EXECUTIVE COMPENSATION – continued

In addition to the CFO’s compensation attributed to the increase in the actuarial present value of accumulated benefits as stated above, the column heading “Pension Values” also includes $6,482, $2,536 and $2,839 of above-market returns pertaining to nonqualified deferred compensation earnings accrued by the Trust for the benefit of the CFO for the years 2014, 2013 and 2012, respectively, under the nonqualified deferred compensation plan (as discussed and shown below under a separate table).

The CFO does not receive any stock awards, option awards or non-equity incentive plan compensation. Accordingly, such columns in the table and the corresponding supplemental tables have been omitted. In addition, the CFO did not receive any other compensation that would require disclosure under the column heading “All Other Compensation.”

Post-Employment Compensation

Pension Benefits Table

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Thomas A. Janochoski (CFO)	Defined Benefit Pension Plan	25	$1,684,641	$—

Only employees of the Trust (not Trustees) are eligible to participate in the Trust’s pension plan and, as such, post-employment compensation disclosure is not applicable for the CEO or the other Trustees. The CFO, as an employee of the Trust, does participate in the Trust’s defined benefit pension plan on a nondiscriminatory basis with the other employees of the Trust.

The Number of Years Credited Service reflects the years of credited service currently vested as of December 31, 2014. The normal retirement benefit is a straight life annuity as of the end of the Trust and is based on the highest sixty (60) consecutive months average salary (annualized), the years of credited service and three percent (3%) per year of credited service, as defined in the pension plan.

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

Nonqualified Deferred Compensation Table

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End

Thomas A. Janochoski (CFO)	$—	$—	$10,500	$—	$118,800

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

Of the total $0 in Registrant Contributions in the Last Fiscal Year and total $10,500 in Aggregate Earnings in the Last Fiscal Year listed in the table above, $0 (deferred compensation) and $6,482 (above-market earnings), respectively, are included in the Summary Compensation Table under the respective column headings “Salary” and “Pension Values” for the year 2014. In addition, of the total $118,800 Aggregate Balance at Last Fiscal Year-End listed in the table above, $0 and $1,900 (deferred compensation) are included in the Summary Compensation Table under the column heading “Salary” for the years 2013 and 2012, respectively; and $2,536 and $2,839 (above-market earnings) are included in the Summary Compensation Table under the column heading “Pension Values” for the years 2013 and 2012, respectively.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The only authorized securities of the Registrant are Trustees’ Certificates of Beneficial Interest. These securities are traded on the New York Stock Exchange under the ticker symbol “GNI” (CUSIP No. 391064102). The holders of these securities do not have voting rights. The Trust is not aware of any entities holding more than 5% of the Certificates of Beneficial Interest outstanding, of record and/or beneficially, as of December 31, 2014.

(b)	There were no Certificates of Beneficial Interest of Great Northern Iron Ore Properties owned or pledged by the Trustees or officers of the Trust as of December 31, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no certain relationships or related transactions requiring disclosure under this section. Director independence is set forth in “Item 10. Directors, Executive Officers and Corporate Governance” of this report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit and non-audit services (printing and reproduction services) were preapproved by the Audit Committee. Fees paid in 2014 for the annual audit services were $94,000, for audit-related services were $3,200, for tax services were $0 and for all other services were $0. Fees paid in 2013 for the annual audit services were $90,400, for audit-related services were $1,600, for tax services were $0 and for all other services were $3,000.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The following financial statements of Great Northern Iron Ore Properties are included in the Registrant’s Annual Report to Certificate Holders for the year ended December 31, 2014, attached hereto as Exhibit 13, and are incorporated by reference in Item 8:

		Balance Sheets – December 31, 2014 and 2013

		Statements of Beneficiaries’ Equity – Years ended December 31, 2014, 2013 and 2012

		Statements of Income – Years ended December 31, 2014, 2013 and 2012

		Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012

		Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012

		Notes to Financial Statements – December 31, 2014

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

GREAT NORTHERN IRON ORE PROPERTIES

(Registrant)

/s/ Joseph S. Micallef	February 26, 2015
Joseph S. Micallef, Trustee and President of the Trustees, Chief Executive Officer	Date

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

Signature	Title	Date

/s/ Joseph S. Micallef	Chief Executive Officer, Trustee and President of the Trustees (principal executive officer)	February 26, 2015
Joseph S. Micallef

/s/ Roger W. Staehle	Trustee	February 26, 2015
Roger W. Staehle

/s/ Robert A. Stein	Trustee	February 26, 2015
Robert A. Stein

/s/ James E. Swearingen	Trustee	February 26, 2015
James E. Swearingen

/s/ Thomas A. Janochoski	Chief Financial Officer, Vice President & Secretary (principal financial and accounting officer)	February 26, 2015
Thomas A. Janochoski

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

YEAR ENDED DECEMBER 31, 2014

GREAT NORTHERN IRON ORE PROPERTIES

W-1290 First National Bank Building

332 Minnesota Street

Saint Paul, Minnesota 55101-1361

Exhibit No.	Document
3	Copy of Trust Agreement and Rules and Regulations for Management of the Trust (filed as Exhibit A to Great Northern Iron Ore Properties Form 11, filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

4	Specimen of Securities Registered Hereunder (filed as Exhibit E to Great Northern Iron Ore Properties Form 11, filed on May 6, 1935, as published under date of March 30, 1935, and incorporated by reference)

10.1	Court Order on Trustees’ Compensation (and annual hearing of accounts), dated May 22, 2012, but effective January 1, 2012 (filed as Exhibit 10.1 to Great Northern Iron Ore Properties Form 8-K, filed on May 23, 2012, and incorporated by reference)

10.2	U.S. Steel Corporation Minntac January 1, 1959 Lease and Operating Agreement and all subsequent amendments through September 12, 2003 (filed as Exhibit 10.2 to Great Northern Iron Ore Properties Form 10-Q, filed on July 24, 2008, and incorporated by reference, subject to a confidential treatment request as to certain portions of this exhibit that was filed separately with and granted by the Securities and Exchange Commission)

10.3	Hibbing Taconite Company Mahoning January 1, 1979 Lease and Operating Agreement and all subsequent amendments through January 1, 2006 (filed as Exhibit 10.3 to Great Northern Iron Ore Properties Form 10-Q, filed on July 24, 2008, and incorporated by reference, subject to a confidential treatment request as to certain portions of this exhibit that was filed separately with and granted by the Securities and Exchange Commission)

EXHIBIT INDEX – continued

Exhibit No.	Document
13	Annual Report to Certificate Holders

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed)

99	Report of Audit Committee

99.1(a)	Press Release dated December 23, 2014, announcing Trustees’ Resolution adopted December 19, 2014, to terminate the Trust on April 6, 2015, pursuant to the terms of the Trust Agreement and, further, authorizing the delisting of the certificates of beneficial interest as of the same date (filed as Exhibit 99.1 to Great Northern Iron Ore Properties Form 8-K, filed on December 23, 2014, and incorporated by reference)

99.1(b)	Court Order dated January 26, 2015, regarding the Trust’s termination date of April 6, 2015, and subsequent wind-down process (filed as Exhibit 99.1 to Great Northern Iron Ore Properties Form 8-K, filed on January 30, 2015, and incorporated by reference)

101.INS	XBRL Instance Document (Interactive Data File)

101.SCH	XBRL Taxonomy Extension Schema Document (Interactive Data File)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Interactive Data File)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Interactive Data File)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Interactive Data File)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Interactive Data File)